Form 10-Q
period 1996-03-31
PENSKE MOTORSPORTS INC
filed 1996-05-10
CIK 1006605

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549



                                   FORM 10-Q

(Mark one)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996.

(   )    Transition report pursuant to Section 13 or 15(d) of The Securities
         Exchange Act of 1934 for the transition period ___ to ___.

                          Commission File No. 0-28044



                            PENSKE MOTORSPORTS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)



             DELAWARE                                     51-036957
             --------                                     ---------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
             or organization)

13400 OUTER DRIVE WEST, DETROIT, MICHIGAN                      48239-4001
- - -----------------------------------------                      ----------
(Address of principal executive offices)                   (including zip code)


                                  313-592-5258
                                  ------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [   ]   No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      COMMON STOCK $0.01 PAR VALUE                     12,987,500 SHARES
      ----------------------------                     -----------------
                CLASS                              OUTSTANDING AT MAY 1, 1996


                         This report contains 15 pages.

                               TABLE OF CONTENTS



                                                                                                         PAGE NO.
                                                                                                         --------
 PART I - FINANCIAL INFORMATION

      ITEM 1.    FINANCIAL STATEMENTS.

                 Consolidated Statements of Operations for the
                 Three Months Ended March 31, 1996 and 1995                                                 3

                 Consolidated Balance Sheets at March 31, 1996
                 and December 31, 1995                                                                      4

                 Consolidated Statement of Changes in Stockholders' Equity                                  5

                 Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 1996 and 1995                                                 6

                 Notes to Consolidated Financial Statements                                                 7

                 Independent Accountants' Review Report                                                     9


      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                                            10


 PART II - OTHER INFORMATION

      ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.                                                         14

                            PENSKE MOTORSPORTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands except for share and per share data)
                                  (Unaudited)



                                                                               THREE MONTHS ENDED MARCH 31,
                                                                              -----------------------------
                                                                                 1996                1995
                                                                              ---------           ---------
 REVENUE - Merchandise, tires and accessories                                 $   3,715           $   2,862

 COSTS AND EXPENSES:
      Operating expenses                                                          2,006               1,608
      Cost of sales                                                               2,099               1,691
      Depreciation and amortization                                                 660                 627
      Selling, general and administrative                                           471                 465
      Interest, net                                                                   6                 245
                                                                              ---------           ---------
                  TOTAL COSTS AND EXPENSES                                        5,242               4,636
                                                                              ---------           ---------

 LOSS BEFORE INCOME TAXES                                                        (1,527)             (1,774)

 INCOME TAX BENEFIT                                                                 537                 617
                                                                              ---------           ---------

 NET LOSS                                                                     ($    990)          ($  1,157)
                                                                              =========           =========

 PRO FORMA NET LOSS PER SHARE (See Note 3)                                    ($    .10)          ($    .15)
                                                                              =========           =========

 PRO FORMA WEIGHTED AVERAGE NUMBER OF SHARES
 (See Note 3)                                                                 9,483,777           7,905,542
                                                                              =========           =========




     See accompanying notes to unaudited consolidated financial statements

                            PENSKE MOTORSPORTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                     March 31,            December 31,
                                 ASSETS                                                1996                  1995
                                 ------                                             -----------           ------------
                                                                                    (Unaudited)

CURRENT ASSETS:
      Cash and cash equivalents                                                       $  3,742             $  4,805
      Receivables                                                                        5,563                1,708
      Receivable from underwriter                                                       83,645
      Inventories                                                                        1,836                1,370
      Prepaid expenses                                                                     735                  575
                                                                                      --------              -------
            TOTAL CURRENT ASSETS                                                        95,521                8,458

PROPERTY AND EQUIPMENT, net                                                             72,372               61,009

INVESTMENTS                                                                                570                  909

NOTE RECEIVABLE - RELATED PARTY                                                                               1,512

GOODWILL, net                                                                            7,009                1,367
                                                                                      --------              -------
TOTAL                                                                                 $175,472              $73,255
                                                                                      ========              =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
      Current portion of long-term debt                                               $ 12,706              $   150
      Accounts payable and accrued expenses                                              8,717                6,648
      Deferred revenue, net                                                             15,909                8,866
                                                                                      --------              -------
          TOTAL CURRENT LIABILITIES                                                     37,332               15,664

ADVANCES - RELATED PARTIES                                                                                    1,254

LONG-TERM DEBT, less current portion                                                     3,471                  200

DEFERRED TAXES                                                                           9,192                9,115

MINORITY INTEREST                                                                                             1,210

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common stock, par value $ .01 share:
          Authorized 50,000,000 shares
          Issued and outstanding 12,987,500 shares
             and 9,157,500 shares in 1996 and 1995, respectively                           130                   93
      Additional paid-in-capital                                                       122,389               37,446
      Retained earnings                                                                  2,958                8,273
                                                                                      --------              -------
         TOTAL STOCKHOLDERS' EQUITY                                                    125,477               45,812
                                                                                      --------              -------
 TOTAL                                                                                $175,472              $73,255
                                                                                      ========              =======


     See accompanying notes to unaudited consolidated financial statements

                            PENSKE MOTORSPORTS, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       (In thousands, except share data)
                                  (Unaudited)


                                                    Common Stock
                                             ------------------------        Additional          Retained
                                               Shares          Amount      Paid-In Capital       Earnings
                                             ----------        ------      ---------------       --------
 BALANCE, December 31, 1995                   9,157,500         $ 93           $ 37,446          $8,273

 Sale of Common Stock                         3,737,500           37             82,908

 Competition Tire West, Inc.
    transaction (Note 2)                                                        (    28)         (4,325)

 Acquisition of minority interest
    (Note 2)                                     92,500                           2,063

 Net loss                                                                                        (  990)
                                             ----------         ----           --------          ------
 BALANCE, March 31, 1996                     12,987,500         $130           $122,389          $2,958
                                             ==========         ====           ========          ======




     See accompanying notes to unaudited consolidated financial statements

                            PENSKE MOTORSPORTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                    1996               1995
                                                                                  --------           -------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                    ($   990)         ($ 1,157)
      Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Depreciation and amortization                                                660               627
          Changes in assets and liabilities which provided (used) cash:
              Receivables                                                         (  3,629)          ( 3,195)
              Inventories, prepaid expense and other                              (    436)          (   656)
              Accounts payable and accrued liabilities                                 824             1,399
              Deferred revenue                                                       7,043             5,928
                                                                                  --------           -------
                  Net cash provided by operating activities                          3,472             2,946

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions of property and equipment, net                                    ( 11,737)          (   738)
      Acquisition of Competition Tire South, Inc.                                 (    578)
      Competition Tire West, Inc. transaction (Note 2)                            (  3,117)
                                                                                  --------           -------
                  Net cash used in investing activities                           ( 15,432)          (   738)


 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of debt                                                12,089
      Principal payments on long-term debt                                                           ( 1,736)
      Advances from (to) affiliates                                               (  1,192)          ( 1,074)
                                                                                  --------           -------
                  Net cash provided by (used in) financing activities               10,897           ( 2,810)
                                                                                  --------           -------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (  1,063)          (   602)

 CASH  AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   4,805             1,383
                                                                                  --------           -------
 CASH AT END OF PERIOD                                                            $  3,742           $   781
                                                                                  ========           =======

 SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for interest                                    $     26           $   232
                                                                                  ========           =======
      Cash paid during the period for taxes                                       $     65
                                                                                  ========

 SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
      Receivable from underwriter - initial public offering                       $ 83,645
                                                                                  ========
      Increase in debt associated with acquisitions (Note 2)                      $  3,738
                                                                                  ========
      Decrease in minority interest associated with acquisitions (Note 2)         $  1,210
                                                                                  ========


     See accompanying notes to unaudited consolidated financial statements

                            PENSKE MOTORSPORTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. - FINANCIAL STATEMENTS.   The accompanying consolidated financial
statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Penske Motorsports, Inc. (the "Company") as of March 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the three month periods ended March 31, 1996 and 1995.

The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's registration statement filed on Form S-1 with the Securities and Exchange Commission.

Because of the seasonal concentration of racing events, the results of operations for the three month periods ended March 31, 1996 and 1995 are not indicative of the results to be expected for the year.


NOTE 2 - INITIAL PUBLIC OFFERING AND RELATED ACQUISITIONS. On March 27, 1996, the Company completed its initial public offering (IPO) of 3,737,500 shares of common stock (including 487,500 shares issued at the option of the underwriters). The initial offering price was $24 per share with net proceeds to the Company of $83.1 million. The proceeds were received from the underwriter on April 1, 1996, therefore, as of March 31, 1996, the impact of the Offering is included in accounts receivable. The net proceeds from the offering were used to repay outstanding balances on the Company's credit facilities (approximately $10.6 million) with the remainder to be used to fund, in part, the construction of The California Speedway.

Acquisition of Minority Interest in Pennsylvania International Raceway (PIR) - Immediately prior to the effective date of the IPO, James E. Williams, an investor in PIR, exchanged his 2,557 shares (approximately 15% of the issued and outstanding shares of common stock) of PIR for 92,500 shares of Common Stock of the Company. This transaction resulted in recording goodwill of approximately $2 million.

Acquisition of Minority Interest in Competition Tire West, Inc. (CTW) and Capital Distribution - On March 21, 1996, the Company acquired all of CTW's outstanding shares of common stock for $7.4 million, of which $4.3 million was paid to the two selling shareholders in cash with the balance of $3.1 million payable over a term not to exceed five years with interest at 8% per annum. The acquisition of the shares of the former 40% CTW shareholder was accounted for as an acquisition of a minority interest and resulted in recording goodwill of approximately $1.9 million. The former controlling shareholder of CTW (60%) is also the controlling shareholder of the Company, therefore, the excess of the amount paid for such shares over the net book value of assets acquired (approximately $2.9 million) was recorded as a capital distribution.

                            PENSKE MOTORSPORTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CTW was included in the consolidated balance sheet at December 31, 1995 because of common control and as a result of the aforementioned transaction. This transaction resulted in the ownership of CTW by the Company and the elimination of the net book value (approximately $1.4 million) of the controlling shareholder's interest in CTW from consolidated stockholder's equity. Also, as part of this transaction, the $1.5 million note receivable-related party was repaid.

Acquisition of Competition Tire South, Inc. (CTS) Common Stock - On March 21, 1996, the Company acquired the common shares of CTS not owned by CTW (approximately 67%) for cash and notes totaling approximately $2.2 million. Notes payable of approximately $830,000 are payable over a term not to exceed five years with interest at 8% per annum. This acquisition was accounted for using the purchase method of accounting and resulted in recording $1.2 million of goodwill. CTS has been included in the consolidated financial statements from the date acquired. Had the acquisitions occurred as of January 1, 1996, the pro-forma effect on revenues would have been an increase of $1.4 million with an immaterial impact on net income and earnings per share.

NOTE 3 - COMMON STOCK AND PRO-FORMA EARNINGS PER SHARE. Prior to the completion of the IPO, discussed in Note 2, the Company effected a recapitalization pursuant to which the Company (i) increased its authorized shares of common stock to 50,000,000 shares, (ii) effected a 91.575-to-one share split, and (iii) converted 15,000 shares of outstanding preferred stock to 1,373,625 shares of common stock. The pro forma net loss per share reflects the weighted average number of post-split shares outstanding (9,362,110 and 7,783,875 in 1996 and 1995, respectively) plus the dilutive effect of the number of shares issued equivalent to the $2.9 million capital distribution (121,667) based on the offering price of $24 per share.

NOTE 4 - PROPERTY AND EQUIPMENT, NET. Property and equipment consist of the following :

                                                                                    March 31,             December 31,
                                                                                      1996                   1995
                                                                                    ---------             ------------
                                                                                             (In thousands)
                     Land                                                            $46,365                 $35,976
                     Buildings and improvements                                       34,490                  33,337
                     Equipment                                                         5,400                   4,656
                                                                                     -------                 -------
                                                                                      86,255                  73,969
                     Less accumulated depreciation                                    13,883                  12,960
                                                                                     -------                 -------
                                                                                     $72,372                 $61,009
                                                                                     =======                 =======

The Company is currently constructing The California Speedway with an estimated cost of $80 million. Costs incurred through March 31, 1996 were approximately $19 million.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
Penske Motorsports, Inc.

We have reviewed the accompanying consolidated balance sheet of Penske Motorsports, Inc. and subsidiaries (the "Company") as of March 31, 1996 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three month period ended March 31, 1996, included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. These consolidated financial statements are the responsibility of Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is an expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows, for the year then ended (not presented herein); and in our report dated March 22, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the consolidated balance sheet at December 31, 1995 included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which such information has been derived.



/s/ Deloitte & Touche LLP
- - --------------------------------



April 30, 1996

ITEM 2. -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
            RESULTS OF OPERATIONS.

OVERVIEW

During the three month period ended March 31, 1996, the Company's revenues increased compared to the same period of 1995. The improvements are primarily attributable to increases in sales of merchandise, tires and accessories.

Revenues for the three months ended March 31, 1996 were $3.7 million as compared to $2.9 million for the three months ended March 31, 1995. Net loss was $990 thousand, or $.10 per share, in the first quarter. This compares to a net loss of $1.2 million, or $.15 per share, for the same period of 1995. The reduction in the net loss results from the increase in sales and related profit and a reduction in interest expense.

Because of the seasonal concentration of racing events, the Company generates a majority of its revenues and expenses in the second and third quarters of each year, and as a result, the results of operations for the three month periods ended March 31, 1996 and 1995 are not indicative of the results to be expected for the year.

The increase in assets of $102 million from December 31, 1995 reflects the receivables from the underwriters relating to the proceeds of the Company's initial public offering, which were collected on April 1, 1996, the goodwill from the acquisition of Competition Tire South, Inc. (CTS), and the acquisition of the minority interests in Competition Tire West, Inc. (CTW) and Pennsylvania International Raceway, Inc. (PIR) and the increase in land as a result of the construction of The California Speedway. Liabilities increased $23.8 million and reflect certain debt associated with the above acquisition and the increase in deferred race related revenues, net of deferred expenses, on upcoming races.

RESULTS OF OPERATIONS

The percentage relationships between revenues and other elements of the Company's Consolidated Statements of Operations for the comparative reporting periods were:


                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                      ------------------------------
                                                                                         1996               1995
                                                                                      ----------          ----------

                      Revenue - Merchandise, tires and accessories                     100.0%               100.0%

                      Costs and expenses:
                          Operating                                                     54.0%                56.2%
                          Cost of sales                                                 56.5%                59.1%
                          Depreciation and amortization                                 17.8%                21.9%
                          Selling, general and administrative                           12.7%                16.2%
                                                                                       ------               ------
                              Total costs and expenses                                 141.0%               153.4%
                                                                                       ------               ------
                     Loss from operations                                              (41.0%)              (53.4%)


SEASONALITY AND QUARTERLY RESULTS

The Company's weekend race events are currently held in April, May, June, July and August. As a result, the Company's business has been highly seasonal. Set forth below is summary information with respect to the Company's operations.

                                            1994                                     1995                      1996
                         --------------------------------------    --------------------------------------     ------
 Quarters                 First     Second     Third      Fourth    First     Second     Third      Fourth     First
                          -----     ------     -----      ------    -----     ------     -----      ------    -------
 Total revenue          $ 2,457    $13,225    $21,339   $ 3,497   $ 2,860     $17,309   $19,285     $ 2,645    $3,715
 Net income (loss)       (1,137)    2,762       5,921    (1,206)   (1,157)      4,237     4,812      (1,118)     (990)
 Number of events             -         4           5         -         -           4         4           -         -


THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31,
1995.

Revenues - Revenues for the three months ended March 31, 1996 were $3.7 million, an increase of $853 thousand, or 30% over the comparable period of 1995. The increase in revenues reflects an increase in sales of tires and accessories of approximately $800 thousand.

Operating Expenses - Operating expenses of $2.0 million for the three months ended March 31, 1996 increased $398 thousand, or 24.8% from the three months ended March 31, 1995 in anticipation of future growth in operations. As a percentage of total revenue, operating expenses were 54% for the three months ended March 31, 1996 as compared to 56.2% for the comparable period in 1995. This decrease is attributable to the ability of the Company to add incremental sales without a corresponding increase in operating expenses.

Cost of Sales - Cost of sales for the three months ended March 31, 1996 was
$2.1 million, or 56.5% of   revenues, compared to $1.7 million, or 59.1% of
revenues for the corresponding period of 1995. The decrease in cost of sales as a percent of revenue reflects an increase in sales of certain merchandise, tires and accessories which have a higher gross profit margin.

Depreciation and Amortization - Depreciation and amortization expense of $660 thousand for the three months ended March 31, 1996 increased $33 thousand, or 5%, compared to the comparable period in 1995. The increase reflects improvements, primarily additional seating and repaving at the race tracks, during 1995.

Selling, General and Administrative - Selling, general and administrative expense of $471 thousand for the three months ended March 31, 1996 increased $6 thousand over the same period in 1995. While selling, general and administrative expense increased for the three months ended March 31, 1996 versus 1995, as a percent of sales, selling, general and administrative expenses decreased to 12.7% from 16.2% in 1995.

Interest - Interest expense of $6 thousand for the three months ended March 31, 1996 decreased $239 thousand from the same period in 1995 due to the reduction in debt as a result of capital contributions made during the fourth quarter of 1995. The interest paid in 1996 was capitalized as primarily all debt during the period financed construction of The California Speedway.

Income Tax Expense - Income tax expense is reported during the interim reporting periods on the basis of the Company's estimated annual effective tax rate for the taxable jurisdictions in which the Company operates and is comparable to the prior period.

Net Loss - Net loss of $990 thousand for the three month period ended March 31, 1996 decreased $167 thousand from $1,157 thousand net loss compared to the same period one year ago. Increased sales of merchandise, tires and accessories and higher gross profit margin contributed to this improvement.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded facility improvements from operating cash flow supplemented, as necessary, with borrowings under available credit arrangements. Currently, the Company intends to use the proceeds of its initial public offering to reduce existing indebtedness and use the remainder to fund construction of The California Speedway.

The Company currently has lines of credit totaling $17.3 million of which $4.2 million was available as of March 31, 1996. The Company expects to replace its existing lines of credit with a $20 million unsecured revolving line of credit during the second quarter of 1996.

The Company believes it has sufficient resources from cash flow from the IPO and its operations, and if necessary, by borrowings under its lines of credit to satisfy ongoing cash requirements for the next twelve months, including construction costs on The California Speedway.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Except for the historical information contained herein, certain matters discussed in this Form 10Q are forward-looking statements which involve risks and uncertainties, including but not limited to the Company's ability to maintain good working relationships with the sanctioning bodies for its events, complete on schedule the construction of The California Speedway and obtain sanctioning agreements for events at The California Speedway, as well as other risks and uncertainties affecting the Company's operations, such as competition, environmental, industry sponsorships and governmental regulation, dependence on key personnel, the financial impact of bad weather at the Company's events and those other factors discussed in the Company's filings with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.


 (a)        Exhibit Number and Description                                              Page Number
            ------------------------------                                              -----------
              Exhibit 27 - Financial Data Schedule

              All exhibits are omitted from this report because
              they are not applicable.                                                       N/A

 (b)          The Company was not required to file a Form 8K
              during the three months ended March 31, 1996.                                  N/A

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PENSKE MOTORSPORTS, INC.

Date:    May 9, 1996                        By:  /s/ JAMES HARRIS
                                               -----------------------
                                                 James H. Harris
                                            Its: Senior Vice President-Treasurer
                                                 (Principal Financial Officer)

                                EXHIBIT INDEX


                                                                  SEQUENTIALLY
EXHIBIT                                                             NUMBERED
NUMBER                         DESCRIPTION                            PAGE
- - -------                        -----------                        ------------
27     --    Financial Data Schedule