Form 10-Q
period 1996-06-30
PENSKE MOTORSPORTS INC
filed 1996-08-08
CIK 1006605

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549



                                   FORM 10-Q

(Mark one)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996.

( ) Transition report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period ___ to ___.

                          Commission File No. 0-28044



                           PENSKE MOTORSPORTS, INC.
               -----------------------------------------------
            (Exact name of registrant as specified in its charter)



                DELAWARE                                     51-0369517
                --------                                     ----------
(State or other jurisdiction of incorporation or   (IRS Employer Identification
                organization)                                   No.)

13400 OUTER DRIVE WEST, DETROIT, MICHIGAN                    48239-4001
 -----------------------------------------                   ----------
(Address of principal executive offices)                (including zip code)


                                  313-592-5258
               -----------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


COMMON STOCK $0.01 PAR VALUE                          12,987,500 SHARES
- ----------------------------                          -----------------
        CLASS                                    OUTSTANDING AT AUGUST 1, 1996


                         This report contains 18 pages.

                               TABLE OF CONTENTS



                                                                          PAGE NO.
                                                                          --------
 PART I - FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS.

 Consolidated Balance Sheets                                                3

 Consolidated Statements of Income                                          4

 Consolidated Statement of Changes in Stockholders' Equity                  5

 Consolidated Statements of Cash Flows                                      6

 Notes to Consolidated Financial Statements                                 7

 Independent Accountants' Review Report                                     10


 ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                  11


 PART II - OTHER INFORMATION

 ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.                               16

 Signature                                                                  17


                            PENSKE MOTORSPORTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              June 30,               December 31,
 ASSETS                                                                         1996                     1995
 ------                                                                       --------               ------------
                                                                              (Unaudited)
 CURRENT ASSETS:
      Cash and cash equivalents                                        $        66,769         $          4,805
      Receivables                                                                5,975                    1,708
      Inventories                                                                2,181                    1,370
      Prepaid expenses                                                             797                      575
                                                                       ---------------         ----------------
                  TOTAL CURRENT ASSETS                                          75,722                    8,458

 PROPERTY AND EQUIPMENT, net                                                    83,678                   61,009

 NOTE RECEIVABLE - RELATED PARTY                                                                          1,512

 OTHER ASSETS                                                                    1,795                      909

 GOODWILL, net                                                                   6,954                    1,367
                                                                       ---------------         ----------------

 TOTAL ASSETS                                                          $       168,149         $         73,255
                                                                       ===============         ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

 CURRENT LIABILITIES:
      Current portion of long-term debt                                 $          710         $            150
      Accounts payable and accrued expenses                                     14,068                    6,648
      Deferred revenue, net                                                      8,805                    8,866
                                                                       ---------------         ----------------

                  TOTAL CURRENT LIABILITIES                                     23,583                   15,664

 ADVANCES - RELATED PARTIES                                                                               1,254

 LONG-TERM DEBT, less current portion                                            3,322                      200

 DEFERRED TAXES                                                                  9,192                    9,115

 MINORITY INTEREST                                                                                        1,210


 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
      Common stock, par value $ .01 share:
          Authorized 50,000,000 shares
          Issued and outstanding 12,987,500 shares
             and 9,157,500 shares in 1996 and 1995, respectively                   130                       93
      Additional paid-in-capital                                               122,247                   37,446
      Retained earnings                                                          9,675                    8,273
                                                                       ---------------         ----------------
                  TOTAL STOCKHOLDERS' EQUITY                                   132,052                   45,812
                                                                       ---------------         ----------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $      168,149         $         73,255
                                                                       ===============         ================

     See accompanying notes to unaudited consolidated financial statements

                            PENSKE MOTORSPORTS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (In thousands except for share and per share data)
                                  (Unaudited)


                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30,                             JUNE 30,
                                                       ------------------------------         -----------------------------
                                                           1996              1995                1996              1995
                                                       -----------        -----------         -----------       -----------
REVENUE:
     Speedway admissions                               $     9,780        $     7,975         $     9,780       $     7,975
     Other speedway revenue                                  7,658              3,597               7,694             3,621
     Merchandise, tires and accessories                      7,226              5,738              10,905             8,576
                                                       -----------        -----------         -----------       -----------
     TOTAL REVENUES                                         24,664             17,310              28,379            20,172
                                                       -----------        -----------         -----------       -----------
  EXPENSES:
     Operating                                               6,964              5,236               8,970             6,882
     Cost of sales                                           4,416              3,373               6,515             5,064
     Depreciation and amortization                             813                607               1,473             1,196
     Selling, general and administrative                     2,642              1,463               3,113             1,928
                                                       -----------        -----------         -----------       -----------
     OPERATING EXPENSES                                     14,835             10,679              20,071            15,070
                                                       -----------        -----------         -----------       -----------
OPERATING INCOME                                             9,829              6,631               8,308             5,102
INTEREST INCOME (EXPENSE), net                                 762       (        239)                756      (        484)
                                                       -----------        -----------         -----------       -----------
INCOME BEFORE INCOME TAXES                                  10,591              6,392               9,064             4,618
INCOME TAXES                                                 3,874              2,155               3,337             1,538
                                                       -----------        -----------         -----------       -----------
NET INCOME                                             $     6,717        $     4,237         $     5,727       $     3,080
                                                       ===========        ===========         ===========       ===========
NET INCOME PER SHARE (See Note 3)                      $       .52
                                                       ===========
PRO FORMA NET INCOME PER SHARE (See Note 3)                               $       .54         $       .51       $       .39
                                                                          ===========         ===========       ===========
WEIGHTED AVERAGE NUMBER OF SHARES (See Note 3)          12,987,500
                                                       ===========

PRO FORMA WEIGHTED AVERAGE NUMBER OF SHARES (See
Note 3)                                                                     7,905,542          11,232,960         7,905,542
                                                                          ===========         ===========       ===========


     See accompanying notes to unaudited consolidated financial statements

                            PENSKE MOTORSPORTS, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       (In thousands, except share data)
                                  (Unaudited)



                                                   Common Stock
                                             ---------------------------                   Additional         Retained
                                             Shares               Amount               Paid-In Capital        Earnings
                                             ------               ------               ---------------        --------
 BALANCE, December 31, 1995                  9,157,500            $    93              $      37,446          $  8,273

 Sale of Common Stock                        3,737,500                 37                     82,766

 Competition Tire West, Inc.
    transaction (Note 2)                                                               (          28)         (  4,325)

 Acquisition of minority interest
    (Note 2)                                    92,500                                         2,063

 Net income                                                                                                      5,727
                                           -----------          ---------             --------------         ---------
 BALANCE, June 30, 1996                     12,987,500            $   130              $     122,247          $  9,675
                                           ===========          =========             ==============         =========


     See accompanying notes to unaudited consolidated financial statements

                            PENSKE MOTORSPORTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                      ------------------------------------------
                                                                                             1996                       1995
                                                                                      -----------------         ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                       $         5,727           $       3,080
      Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization                                                          1,473                   1,196
          Changes in assets and liabilities which provided (used) cash:
              Receivables                                                              (         4,041)          (       2,064)
              Inventories, prepaid expenses and other assets                           (         1,729)          (         492)
              Accounts payable and accrued liabilities                                           6,798                   4,226
              Deferred revenue                                                                      16           (         368)
                                                                                       ---------------           -------------
                  Net cash provided by operating activities                                      8,244                   5,578

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions of property and equipment, net                                         (        23,827)          (       3,377)
      Acquisition of Competition Tire South, Inc. (Note 2)                             (           758)
      Competition Tire West, Inc. transaction (Note 2)                                 (         3,176)
      Acquisitions of minority interest in subsidiaries                                (            12)          (         520)
                                                                                       ---------------           -------------
                  Net cash used in investing activities                                (        27,773)          (       3,897)

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of common stock                                                        82,803
      Proceeds from issuance of debt                                                            12,089                   1,520
      Principal payments on long-term debt                                             (        12,145)          (       1,736)
      Advances to affiliates                                                           (         1,254)          (       1,379)
                                                                                       ---------------           -------------

                  Net cash provided by (used in) financing activities                           81,493           (       1,595)
                                                                                       ---------------           -------------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      61,964                      86

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                4,805                   1,383
                                                                                       ---------------           -------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $        66,769           $       1,469
                                                                                       ===============           =============

 SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for interest                                         $            29           $         468
                                                                                       ===============           =============

      Cash paid during the period for taxes                                            $         2,662
                                                                                       ===============


 SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
      Increase in debt associated with acquisitions (Note 2)                           $         3,738
                                                                                       ===============
      Decrease in minority interest associated with acquisitions (Note 2)              $         1,210
                                                                                       ===============

     See accompanying notes to unaudited consolidated financial statements

                            PENSKE MOTORSPORTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENTS.    The consolidated financial statements include
the accounts of the Company, Penske Motorsports, Inc. and its wholly-owned subsidiaries, Michigan International Speedway, Inc. (MIS), Pennsylvania International Raceway, Inc. (PIR), Motorsports International Corp. (MIC), The California Speedway Corporation (TCS), Competition Tire West, Inc. (CTW) and Competition Tire South, Inc. (CTS). All material intercompany balances and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1996 and December 31, 1995, and the results of its operations for the three month and six month periods ended June 30, 1996 and 1995 and its cash flows for the six month periods ended June 30, 1996 and 1995.

The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's registration statement filed on Form S-1 with the Securities and Exchange Commission.

Because of the seasonal concentration of racing events, the results of operations for the three and six month periods ended June 30, 1996 and 1995 are not indicative of the results to be expected for the year.


NOTE 2 - INITIAL PUBLIC OFFERING AND RELATED ACQUISITIONS. On March 27, 1996, the Company completed its initial public offering (IPO) of 3,737,500 shares of common stock (including 487,500 shares issued at the option of the underwriters). The initial offering price was $24 per share with net proceeds to the Company of $82.8 million. The net proceeds from the offering were used to repay outstanding balances on the Company's credit facilities (approximately $10.6 million) with the remainder to be used to fund, in part, the construction of the California Speedway.

Acquisition of Minority Interest in PIR - Immediately prior to the effective date of the IPO, James E. Williams, an investor in PIR, exchanged his 2,557 shares (approximately 15% of the issued and outstanding shares of common stock) of PIR for 92,500 shares of Common Stock of the Company. This transaction resulted in recording goodwill of approximately $2 million.

                            PENSKE MOTORSPORTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Acquisition of Minority Interest in CTW and Capital Distribution - On March 21, 1996, the Company acquired all of CTW's outstanding shares of common stock for $7.4 million, of which $4.3 million was paid to the two selling shareholders in cash with the balance of $3.1 million payable over a term not to exceed five years with interest at 8% per annum. The acquisition of the shares of the former 40% CTW shareholder was accounted for as an acquisition of a minority interest and resulted in recording goodwill of approximately $1.9 million. The former controlling shareholder of CTW (60%) is also the controlling shareholder of the Company, therefore, the excess of the amount paid for such shares over the net book value of assets acquired (approximately $2.9 million) was recorded as a capital distribution.

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

Acquisition of CTS Common Stock - On March 21, 1996, the Company acquired the common shares of CTS not owned by CTW (approximately 67%) for cash and notes totaling approximately $2.2 million. Notes payable of approximately $830,000 are payable over a term not to exceed five years with interest at 8% per annum. This acquisition was accounted for using the purchase method of accounting and resulted in recording $1.2 million of goodwill. CTS has been included in the consolidated financial statements from the date acquired. Had the acquisitions occurred as of January 1, 1996, the pro-forma effect on revenues would have been an increase of $1.4 million with an immaterial impact on net income and earnings per share.


NOTE 3 - COMMON STOCK EARNINGS PER SHARE AND PRO-FORMA EARNINGS PER SHARE. Prior to the completion of the IPO, discussed in Note 2, the Company effected a recapitalization pursuant to which the Company (i) increased its authorized shares of common stock to 50,000,000 shares, (ii) effected a 91.575-to-one share split, and (iii) converted 15,000 shares of outstanding preferred stock to 1,373,625 shares of common stock. Net income per share for the three month period ended June 30, 1996 reflects the weighted average number of shares outstanding of 12,987,500. The pro forma net income per share reflects the weighted average number of post-split shares outstanding of 11,232,960 for the six month period ended June 30, 1996 and 7,905,542 for the three and six month periods ended June 30, 1995 (including the dilutive effect of the number of shares issued equivalent to the $2.9 million capital distribution of 121,667 shares based on the offering price of $24 per share).

                            PENSKE MOTORSPORTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - PROPERTY AND EQUIPMENT, NET. Property and equipment consist of the following :

                                             June 30,       December 31,
                                              1996              1995
                                             --------       -----------
                                                    (In thousands)
     Land and land improvements              $ 54,523         $ 35,976
     Buildings and improvements                38,072           33,337
     Equipment                                  5,650            4,656
                                             --------         --------
                                               98,245           73,969
     Less accumulated depreciation             14,567           12,960
                                             --------         --------
                                             $ 83,678         $ 61,009
                                             ========         ========

The Company is currently constructing The California Speedway with an estimated cost of $83 million. Costs incurred through June 30, 1996 were approximately $27 million.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
Penske Motorsports, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Penske Motorsports, Inc. and subsidiaries (the "Company") as of June 30, 1996 and the related condensed consolidated statements of income for the three month and six month periods ended June 30, 1996 and changes in stockholders' equity and of cash flows for the six month period ended June 30, 1996, included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996. These consolidated financial statements are the responsibility of Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows, for the year then ended (not presented herein); and in our report dated March 22, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet at December 31, 1995 included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 is fairly stated, in all material respects, in relation to the condensed consolidated balance sheet from which such information has been derived.




/s/ Deloitte & Touche LLP
- -------------------------
July 26, 1996

ITEM 2. -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
            RESULTS OF OPERATIONS.

OVERVIEW

The Company derives revenue principally from ticket sales to racing events, concessions sales, corporate hospitality and sponsorships, and broadcast revenues at MIS and PIR. The Company also sells motorsports related merchandise, racing tires and accessories.

The Company classifies its revenues as "Speedway admissions," which consists of ticket sales; "Other speedway revenue," which includes corporate hospitality and sponsorships, concessions, broadcast and other race related revenue; "Merchandise, tires and accessories," which includes sales of race related merchandise and revenue from tire and accessory sales.

The Company classifies its expenses as operating, cost of sales, depreciation and amortization and selling, general and administrative expenses. Operating consists of costs associated with conducting race events, principally sanction fees and wages. Cost of sales relates to sales of merchandise, tires and accessories.

Revenue for the three month and six month periods ended June 30, 1996 was $24.7 million and $28.4 million, respectively, compared to $17.3 million and $20.2 million, respectively for the same periods in 1995. Net income for the three month and six month periods ended June 30, 1996 was $6.7 million, or $.52 per share and $5.7 million, or $.51 per share, respectively, compared to $4.2 million, or $.54 per share and $3.1 million, or $.39 per share, respectively, for the same periods in 1995. The increase in revenues in 1996 is due primarily to increased admission sales at the speedways, an additional event at PIR, incremental broadcast and concession revenue and an increase in sales of merchandise, tires and accessories. The increase in net income resulted from the additional speedway revenue and interest income from investing the IPO proceeds until used for construction funding.

The increase in assets of $94.9 million from December 31, 1995 reflects the proceeds of the Company's IPO, the goodwill from the acquisition of CTS, the acquisition of the minority interests in CTW and PIR and the increase in land as a result of the construction of the California Speedway. Liabilities increased $8.7 million and reflect debt associated with the above acquisitions and an increase in accounts payable and accrued expenses due to event obligations, accrued construction costs and inventory purchases. Stockholders' equity increased $84.8 million as a result of the Company's IPO.

Because of the seasonal concentration of racing events, the Company generates a majority of its revenues and expenses in the second and third quarters of each year, thus, the results of operations for the three and six month periods ended June 30, 1996 and 1995 are not indicative of the results to be expected for the year.

RESULTS OF OPERATIONS

The percentage relationships between revenues and other elements of the Company's Consolidated Statements of Income for the comparative reporting periods were:

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30,                          JUNE 30,
                                                               -----------------               ----------------------
                                                             1996          1995                1996              1995
                                                             ----          ----                ----              ----
 REVENUE:
      Speedway admissions                                39.7%             46.1%               34.5%             39.5%
      Other speedway revenue                             31.0%             20.8%               27.1%             18.0%
      Merchandise, tires and accessories                 29.3%             33.1%               38.4%             42.5%
                                                        ------            ------              ------            ------
                                                        100.0%            100.0%              100.0%            100.0%
                                                        ------            ------              ------            ------
 EXPENSES:
      Operating                                          28.2%             30.2%               31.6%             34.1%
      Cost of sales                                      17.9%             19.5%               23.0%             25.1%
      Depreciation and amortization                       3.3%              3.5%                5.2%              5.9%
      Selling, general and administrative                10.7%              8.5%               11.0%              9.6%
                                                         -----            -----                -----             -----
      OPERATING EXPENSES                                 60.1%             61.7%               70.8%             74.7%
                                                         -----            ------               -----             -----

 OPERATING EARNINGS                                      39.9%             38.3%               29.2%             25.3%
                                                         -----             -----               -----             -----

SEASONAL AND QUARTERLY RESULTS

The Company's weekend race events are currently held in April, May, June, July and August. As a result, the Company's business has been highly seasonal. Set forth below is summary information with respect to the Company's operations.

                                 1994                       1995                                       1996
   Quarters     First     Second    Third     Fourth       First      Second    Third     Fourth       First     Second
                -----     ------    -----     ------       -----      ------    -----     ------       -----     ------

 Revenue        $2,457    $13,225   $21,339   $3,497       $2,862     $17,310   $19,285     $2,645       $3,715    $24,664

 Net income     (1,137)     2,762     5,921   (1,206)      (1,157)      4,237     4,812     (1,118)        (990)     6,717
 (loss)

 Number of
 events              -          4         5        -            -           4         4          -            -          5



THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1995.

Revenues - Revenues for the three months ended June 30, 1996 were $24.7 million, an increase of $7.4 million, or 42.5% compared to the same period in 1995. This improvement was due to increases in all revenue components. Admissions revenue for the three month period of $9.8 million increased $1.8 million, or 22.6%, from the same period in 1995 and reflects increased attendance at the events held in the second quarter as well as the incremental revenue from an additional event held at PIR. Other speedway revenue of $7.7 million increased $4.1 million, or 113%, primarily due to incremental television broadcast revenue, track rental revenue received in conjunction with the U.S. 500 race held at MIS and increases in concessions, hospitality and sponsorship revenue. Merchandise, tires and accessories revenue of $7.2 million increased $1.5 million, or 25.9%, from the same period in 1995 reflecting the acquisition of CTS as well as increases in sales of race related apparel.

Revenues for the six months ended June 30, 1996 were $28.4 million, an increase of $8.2 million, or 40.7%, over the comparable period of 1995. The increase in revenues reflects the increasing speedway admissions, other speedway revenue and sales of tires and accessories as discussed above.

Operating Expenses - Operating expenses of $7.0 million for the three months ended June 30, 1996 increased $1.7 million, or 33%, from the three months ended June 30, 1995 due to costs incurred in connection with conducting the U.S. 500 and the impact of the acquisition of CTS in the consolidated results. As a percentage of total revenue, operating expenses were 28.2% for the three months ended June 30, 1996 as compared to 30.2% for the comparable period in 1995. Operating expenses for the six months ended June 30, 1996 were $9.0 million, or 31.6% of revenues, compared to $6.9 million, or 34.1% of revenues, in 1995. The decrease in operating expenses as a percentage of total revenue, for both the three and six month periods, reflects the ability of the Company to add incremental revenue without a corresponding increase in operating expenses.

Cost of Sales - Cost of sales for the three months ended June 30, 1996 was $4.4 million, or 61.1% of merchandise, tires and accessory revenues, compared to $3.4 million, or 58.8% of those same revenues for the corresponding period of 1995. For the six months ended June 30, 1996, cost of sales increased from $5.1 million, or 59% of merchandise, tires and accessory revenues, in 1995 to $6.5 million, or 59.7% of revenues. The slight increase in cost of sales as a percent of revenue reflects an increase in sales of wholesale merchandise, which has a lower gross profit margin.

Depreciation and Amortization - Depreciation and amortization expense of $ .8 million for the three months ended June 30, 1996 increased $ .2 million, or 33.9%, compared to the same period in 1995. For the six months ended June 30, 1996, depreciation and amortization expense increased $ .3 million, or 23.2%, from $1.2 million to $1.5 million. The increase reflects capital improvements, primarily additional seating and repaving at the race tracks, during 1995 and 1996 and the acquisition of CTS.

Selling, General and Administrative - Selling, general and administrative expense of $2.6 million, or 10.7% of revenues, for the three months ended June 30, 1996 increased $1.2 million, or 8.5% of revenues for the same period in 1995. For the six months ended June 30, 1996, selling, general and administrative expenses were $3.1 million, or 11% of revenues as compared to $1.9 million, or 9.6% of revenues for the same period in 1995. These increases are due to additional promotion for TCS, promotion expense for the additional race held at PIR, and additional costs to conduct the U.S. 500.

Interest - The Company recorded net interest income for the three months ended June 30, 1996 of $762,000, compared to net interest expense of $239,000 in 1995. For the six months ended June 30, 1996, the Company recorded net interest income of $756,000 compared to net interest expense of $484,000 in 1995. The interest income results from temporarily investing the proceeds of the IPO while the reduced interest expense reflects the repayment of existing debt.

Income Tax Expense - Income tax expense is reported during the interim reporting periods on the basis of the Company's estimated annual effective tax rate for the taxable jurisdictions in which the Company operates and is comparable to the prior period.

Net Income - Net income for the three months ended June 30, 1996 was $6.7 million, an increase of $2.5 million, or 58.5%, over 1995. For the six months ended June 30, 1996, net income was $5.7 million, an increase of $2.6 million or 85.9% over 1995. The increase in 1996 net income reflects increases in speedway admissions and other speedway revenues, higher sales of merchandise, tires and accessories and for the three months ended June 30, 1996 the benefit of interest earned on invested IPO proceeds.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded facility improvements from operating cash flow supplemented, as necessary, with borrowings under available credit arrangements. The Company used the proceeds of its initial public offering to repay debt and intends to use the remainder to principally fund construction of the California Speedway.

The Company has lines of credit totaling $17.3 million, all of which was available as of June 30, 1996. The Company is currently in the process of replacing its existing lines of credit with a $20 million unsecured revolving line of credit.

The Company believes it has sufficient resources from cash flow from the IPO and its operations, and if necessary, by borrowings under its line of credit to satisfy ongoing cash requirements for the next twelve months, including construction costs of The California Speedway.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Except for the historical information contained herein, certain matters discussed in this Form 10Q are forward-looking statements which involve risks and uncertainties, including but not limited to the Company's ability to maintain good working relationships with the sanctioning bodies for its events, complete on schedule the construction of the California Speedway and obtain sanctioning agreements for events at the California Speedway, as well as other risks and uncertainties affecting the Company's operations, such as competition, environmental, industry sponsorships, governmental regulation, dependence on key personnel, the impact of bad weather at the Company's events and those other factors discussed in the Company's filings with the Securities and Exchange Commission.

                         PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.


              Exhibit Number and Description
              ------------------------------

  27       Financial Data Schedule

 (a) All exhibits are omitted from this report because they are not applicable.


 (b) The Company was not required to file a Form 8K during the six months ended June 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PENSKE MOTORSPORTS, INC.

Date:  August 8, 1996                   By:  /s/ James H. Harris
                                             -------------------
                                             James H. Harris
                                        Its: Senior Vice President-Treasurer
                                             (Principal Financial Officer)

                                EXHIBIT INDEX


                                                            SEQUENTIALLY
                                                              NUMBERED
EXHIBIT NUMBER                  DESCRIPTION                     PAGE
- --------------                  -----------                 -------------
27                --      Financial Data Schedule