Form 10-Q
period 1996-09-30
PENSKE MOTORSPORTS INC
filed 1996-11-14
CIK 1006605

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549



                                   FORM 10-Q

(Mark one)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996.


( )  Transition report pursuant to Section 13 or 15(d) of The Securities
     Exchange Act of 1934 for the transition period      to     .
                                                    ----    ----

                          Commission File No. 0-28044



                            PENSKE MOTORSPORTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




                           DELAWARE                                        51-0369517
                           --------                                        ----------
(State or other jurisdiction of incorporation or organization)  (IRS Employer Identification No.)

          13400 OUTER DRIVE WEST, DETROIT, MICHIGAN                        48239-4001
          -----------------------------------------                        ----------
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
Yes [X]   No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



COMMON STOCK $0.01 PAR VALUE                     12,987,500 SHARES
----------------------------                     -----------------
           CLASS                           OUTSTANDING AT NOVEMBER 1, 1996

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

                            PENSKE MOTORSPORTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                      September 30,       December 31,
                        ASSETS                                            1996                1995
                        ------                                        -------------       ------------
                                                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                            $     55,120        $     4,805
  Receivables                                                                 2,403              1,708
  Inventories                                                                 2,072              1,370
  Prepaid expenses                                                              543                575
                                                                       ------------        -----------

        TOTAL CURRENT ASSETS                                                 60,138              8,458

PROPERTY AND EQUIPMENT, net                                                 101,528             61,009

NOTE RECEIVABLE - RELATED PARTY                                                                  1,512

OTHER ASSETS                                                                  2,549                909

GOODWILL, net                                                                 6,910              1,367
                                                                       ------------        -----------

TOTAL ASSETS                                                           $    171,125        $    73,255
                                                                       ============        ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt                                    $        984        $       150
  Accounts payable and accrued expenses                                      17,518              6,648
  Deferred revenue, net                                                         200              8,866
                                                                       ------------        -----------
        TOTAL CURRENT LIABILITIES                                            18,702             15,664

ADVANCES - RELATED PARTIES                                                                       1,254

LONG-TERM DEBT, less current portion                                          4,725                200

DEFERRED TAXES                                                                9,192              9,115

MINORITY INTEREST                                                                                1,210

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $ .01 share:
    Authorized 50,000,000 shares
    Issued and outstanding 12,987,500 shares
      and 9,157,500 shares in 1996 and 1995, respectively                       130                 93
  Additional paid-in-capital                                                122,202             37,446
  Retained earnings                                                          16,174              8,273
                                                                       ------------        -----------

        TOTAL STOCKHOLDERS' EQUITY                                          138,506             45,812
                                                                       ------------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    171,125        $    73,255
                                                                       ============        ===========

See accompanying notes to unaudited consolidated financial statements.

                            PENSKE MOTORSPORTS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (In thousands except for share and per share data)
                                  (Unaudited)



                                                     Three Months Ended                   Nine Months Ended
                                                       September 30,                        September 30,
                                                   -------------------------          -------------------------
                                                      1996           1995                1996           1995
                                                   ----------      ---------          ----------      ---------
REVENUE:
  Speedway admissions                              $   10,468      $   9,401          $   20,248      $  17,376
  Other speedway revenue                                5,295          3,996              12,989          7,617
  Merchandise, tires and accessories                    8,199          5,800              18,981         14,376
                                                   ----------      ---------          ----------      ---------
  TOTAL REVENUES                                       23,962         19,197              52,218         39,369
                                                   ----------      ---------          ----------      ---------
EXPENSES:
  Operating                                             7,032          5,658              16,002         12,540
  Cost of sales                                         4,755          3,335              11,270          8,399
  Depreciation and amortization                           823            735               2,296          1,931
  Selling, general and administrative                   2,031          2,076               5,144          4,004
                                                   ----------      ---------          ----------      ---------
  OPERATING EXPENSES                                   14,641         11,804              34,712         26,874
                                                   ----------      ---------          ----------      ---------

OPERATING INCOME                                        9,321          7,393              17,506         12,495

INTEREST INCOME (EXPENSE), net                            703          (185)               1,582          (669)
                                                   ----------      ---------          ----------      ---------

INCOME BEFORE INCOME TAXES                             10,024          7,208              19,088         11,826

INCOME TAXES                                            3,525          2,396               6,862          3,934
                                                   ----------      ---------          ----------      ---------

NET INCOME                                         $    6,499      $   4,812          $   12,226      $   7,892
                                                   ==========      =========          ==========      =========

NET INCOME PER SHARE (See Note 3)                  $      .50
                                                   ==========

PRO FORMA NET INCOME PER SHARE
(See Note 3)                                                       $     .61          $     1.03      $    1.00
                                                                   =========          ==========      =========

WEIGHTED AVERAGE NUMBER OF SHARES
(See Note 3)                                       12,987,500
                                                   ==========

PRO FORMA WEIGHTED AVERAGE NUMBER
OF SHARES (See Note 3)                                             7,905,542          11,822,076      7,905,542
                                                                   =========          ==========      =========

See accompanying notes to unaudited consolidated financial statements.

                            PENSKE MOTORSPORTS, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       (In thousands, except share data)
                                  (Unaudited)




                                                    Common Stock
                                                 --------------------
                                                                                Additional            Retained
                                                   Shares      Amount         Paid-In Capital         Earnings
                                                 ----------    ------         ---------------         --------
BALANCE, December 31, 1995                        9,157,500    $  93              $37,446               $8,273

Sale of Common Stock                              3,737,500       37               82,721

Competition Tire West, Inc.
  transaction (Note 2)                                                               (28)              (4,325)

Acquisition of minority interest
  (Note 2)                                           92,500                         2,063

Net income                                                                                              12,226
                                                 ----------    ------         ---------------         --------

BALANCE, September 30, 1996                      12,987,500    $ 130          $   122,202             $ 16,174
                                                 ==========    ======         ===============         ========

See accompanying notes to unaudited consolidated financial statements.

                            PENSKE MOTORSPORTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                                                       Nine months Ended September 30,
                                                                                           1996                1995
                                                                                       ----------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $   12,226            $   7,892
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                           2,296                1,931
    Changes in assets and liabilities which provided (used) cash:
      Receivables                                                                            (469)                  77
      Inventories, prepaid expenses and other assets                                       (1,508)                (164)
      Accounts payable and accrued liabilities                                             10,248                5,757
      Deferred revenue                                                                     (8,589)              (8,504)
                                                                                       ----------            ---------
          Net cash provided by operating activities                                        14,204                6,989

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions of property and equipment, net                                                (42,468)              (4,181)
  Acquisition of Competition Tire South, Inc. (Note 2)                                       (758)
  Competition Tire West, Inc. transaction (Note 2)                                         (3,176)
  Acquisitions of minority interest in subsidiaries                                          (612)                (520)
                                                                                       ----------            ---------

          Net cash used in investing activities                                           (47,014)              (4,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                                       82,758
  Proceeds from issuance of debt                                                           13,866                4,622
  Principal payments on long-term debt                                                    (12,245)              (4,030)
  Advances to affiliates                                                                   (1,254)              (2,643)
                                                                                       ----------            ---------

          Net cash provided by (used in) financing activities                              83,125               (2,051)
                                                                                       ----------            ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  50,315                  237

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            4,805                1,383
                                                                                       ----------            ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $   55,120            $   1,620
                                                                                       ==========            =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest                                             $       93            $     762
                                                                                       ==========            =========

  Cash paid during the period for taxes                                                $    5,025
                                                                                       ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Increase in debt associated with acquisitions (Note 2)                               $    3,738
                                                                                       ==========

  Decrease in minority interest associated with acquisitions (Note 2)                  $    1,210
                                                                                       ==========

See accompanying notes to unaudited consolidated financial statements.

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

The accompanying consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1996 and December 31, 1995, and the results of its operations for the three month and nine month periods ended September 30, 1996 and 1995 and its cash flows for the nine month periods ended September 30, 1996 and 1995.

The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's registration statement filed on Form S-1 with the Securities and Exchange Commission. Certain prior period financial statement items have been reclassified to conform with the 1996 presentation.

Because of the seasonal concentration of racing events, the results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not indicative of the results to be expected for the year.


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


NOTE 3 - COMMON STOCK EARNINGS PER SHARE AND PRO-FORMA EARNINGS PER SHARE. Prior to the completion of the IPO, discussed in Note 2, the Company effected a recapitalization pursuant to which the Company (i) increased its authorized shares of common stock to 50,000,000 shares, (ii) effected a 91.575-to-one share split, and (iii) converted 15,000 shares of outstanding preferred stock to 1,373,625 shares of common stock. Net income per share for the three month period ended September 30, 1996 reflects the weighted average number of shares outstanding of 12,987,500. The pro forma net income per share reflects the weighted average number of post-split shares outstanding of 11,822,076 for the nine month period ended September 30, 1996 and 7,905,542 for the three and nine month periods ended September 30, 1995 (including the dilutive effect of the number of shares issued equivalent to the $2.9 million capital distribution of 121,667 shares based on the offering price of $24 per share).

                            PENSKE MOTORSPORTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - PROPERTY AND EQUIPMENT, NET. Property and equipment consist of the following :


                                    September 30,     December 31,
                                        1996             1995
                                    -------------     ------------
                                            (In thousands)
Land and land improvements           $   63,530         $   35,976
Buildings and improvements               46,765             33,337
Equipment                                 6,389              4,656
                                     ----------         ----------
                                        116,684             73,969
Less accumulated depreciation            15,156             12,960
                                     ----------         ----------
                                     $  101,528         $   61,009
                                     ==========         ==========

The Company is currently constructing the California Speedway with an estimated cost ranging from $93 million to $100 million. Costs incurred through September 30, 1996 were approximately $42 million.

In September 1996, the Company entered into an agreement with Kaiser Ventures, Inc. to purchase property located contiguous to the property on which the Company is building the California Speedway. The purchase price for the property is $13,352,170, payable in cash of $5 million and by the issuance to Kaiser Ventures, Inc. of 254,298 shares of the Company's common stock. The Company expects to close the transaction prior to December 31, 1996, upon satisfaction of the conditions precedent in the agreement to purchase.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
Penske Motorsports, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Penske Motorsports, Inc. and subsidiaries (the "Company") as of September 30, 1996 and the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 1996 and changes in stockholders' equity and cash flows for the nine month period ended September 30, 1996, included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996. These consolidated financial statements are the responsibility of Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows, for the year then ended (not presented herein); and in our report dated March 22, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet at December 31, 1995 included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 is fairly stated, in all material respects, in relation to the condensed consolidated balance sheet from which such information has been derived.




/s/ Deloitte & Touche LLP
---------------------------------

October 24, 1996

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

The Company classifies its expenses as operating, cost of sales, depreciation and amortization and selling, general and administrative expenses. Operating expenses consist primarily of costs associated with conducting race events, such as sanction fees and wages. Cost of sales relates to sales of merchandise, tires and accessories.

Revenue for the three month and nine month periods ended September 30, 1996 was $24.0 million and $52.2 million, respectively, compared to $19.2 million and $39.4 million, respectively, for the same periods in 1995. Net income for the three month and nine month periods ended September 30, 1996 was $6.5 million, or $.50 per share and $12.2 million, or $1.03 per share, respectively, compared to $4.8 million, or $.61 per share and $7.9 million, or $1.00 per share, respectively, for the same periods in 1995. The increase in revenues and net income for the three months ended September 30, 1996 is due primarily to increased admission sales at the speedways, incremental broadcast and concession revenue and an increase in sales of merchandise, tires and accessories. The increase in revenues and net income for the nine months ended September 30, 1996 resulted from the additional speedway revenue and merchandise, tires and accessories revenue noted above and from additional second quarter revenue from a new race at PIR.

The increase in assets of $97.9 million from December 31, 1995 reflects the proceeds of the Company's IPO, the goodwill from the acquisition of CTS, the acquisition of the minority interests in CTW and PIR and the increase in land as a result of the construction of the California Speedway. Liabilities increased $5.2 million and reflect debt associated with the above acquisitions and an increase in accounts payable and accrued expenses due to accrued construction costs and inventory purchases, net of a decrease in deferred race revenue. Stockholders' equity increased $92.7 million primarily as a result of the Company's IPO ($82.8 million) and $12.2 million in net income for the nine month period.

Because of the seasonal concentration of racing events, the Company generates a majority of its revenues and expenses in the second and third quarters of each year, thus, the results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not indicative of the results to be expected for the year.

RESULTS OF OPERATIONS

The percentage relationships between revenues and other elements of the Company's Consolidated Statements of Income for the comparative reporting periods were:


                                                         Three Months Ended        Nine Months Ended
                                                           September 30,              September 30,
                                                         ------------------        -----------------
                                                          1996        1995          1996       1995
                                                         ------     -------        ------     ------
REVENUE:
  Speedway admissions                                     43.7%       49.0%         38.8%      44.1%
  Other speedway revenue                                  22.1%       20.8%         24.9%      19.4%
  Merchandise, tires and accessories                      34.2%       30.2%         36.3%      36.5%
                                                         ------     -------        ------     ------
  TOTAL REVENUES                                         100.0%      100.0%        100.0%     100.0%
                                                         ======     =======        ======     ======

EXPENSES:
  Operating                                               29.3%       29.5%         30.6%      31.9%
  Cost of sales                                           19.8%       17.4%         21.6%      21.3%
  Depreciation and amortization                            3.5%        3.8%          4.4%       4.9%
  Selling, general and administrative                      8.5%       10.8%          9.9%      10.2%
                                                         ------     -------        ------     ------
  OPERATING EXPENSES                                      61.1%       61.5%         66.5%      68.3%
                                                         ------     -------        ------     ------

OPERATING EARNINGS                                        38.9%       38.5%         33.5%      31.7%
                                                         ======     =======        ======     ======

SEASONAL AND QUARTERLY RESULTS

The Company's weekend race events are currently held in April, May, June, July and August. As a result, the Company's business has been highly seasonal. Set forth below is summary information with respect to the Company's operations.


                                             1994                                1995                           1996
                              ------------------------------------------------------------------------------------------------
                               First   Second    Third   Fourth    First   Second    Third   Fourth   First   Second    Third
                              -------  -------  -------  -------  -------  -------  -------  -------  ------  -------  -------
Revenue                        $2,457  $13,225  $21,339   $3,497   $2,862  $17,310  $19,285   $2,645  $3,642  $24,614  $23,962

Net income (loss)              (1,137)   2,762    5,921   (1,206)  (1,157)   4,237    4,812   (1,118)   (990)   6,717    6,499

Number of events                    -        3        6        -        -        4        4        -       -        6        4

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE AND NINE MONTHS ENDED JUNE 30, 1995.

Revenues - Revenues for the three months ended September 30, 1996 were $24.0 million, an increase of $4.8 million, or 24.8% compared to the same period in 1995. This improvement was due to increases in all revenue components. Admissions revenue for the three month period of $10.5 million increased $1.1 million, or 11.3%, from the same period in 1995 and reflects increased attendance at the events held in the third quarter. Other speedway revenue of $5.3 million increased $1.3 million, or 32.5%, primarily due to incremental television broadcast revenue and increases in concessions, hospitality and sponsorship revenue. Merchandise, tires and accessories revenue of $8.2 million increased $2.4 million, or 41.4%, from the same period in 1995, reflecting the acquisition of CTS as well as increases in sales of race related apparel.

Revenues for the nine months ended September 30, 1996 were $52.2 million, an increase of $12.8 million, or 32.6%, over the comparable period of 1995. Speedway admissions increased 16.5% from $17.4 million in 1995 to $20.2 in 1996 due to increased attendance and the addition of a race at PIR in the second quarter. Other speedway revenue increased from $7.6 million to $13.0 million, or 70.5%, due to increased television broadcast revenue and increases in concessions, hospitality and sponsorship revenue. Merchandise, tires and accessories revenue increased 32.0% from $14.4 million in 1995 to $19.0 million in 1996 due to the acquisition of CTS as well as increased sales of tires and accessories by CTW and race related apparel.

Operating Expenses - Operating expenses of $7.0 million for the three months ended September 30, 1996 increased $1.4 million, or 24.3%, from the three months ended September 30, 1995 as a result of higher sanction fees and the impact of the acquisition of CTS. As a percentage of total revenue, operating expenses were 29.3% for the three months ended September 30, 1996 as compared to 29.5% for the comparable period in 1995. Operating expenses for the nine months ended September 30, 1996 were $16.0 million, or 30.6% of revenues, compared to $12.5 million, or 31.9% of revenues, in 1995. Operating expenses for the nine month period increased over 1995 due to higher sanction fees, additional costs to host the new event at PIR and the U.S. 500 at MIS and the impact of the acquisition of CTS in the consolidated results. The decrease in operating expenses as a percentage of total revenue for the nine month period reflects the ability of the Company to add incremental revenue without a corresponding increase in operating expenses.

Cost of Sales - Cost of sales for the three months ended September 30, 1996 was $4.8 million, or 58.0% of merchandise, tires and accessories revenues, compared to $3.3 million, or 57.5% of those same revenues for the corresponding period of 1995. For the nine months ended September 30, 1996, cost of sales increased from $8.4 million, or 58.4% of merchandise, tires and accessories revenues, in 1995 to $11.3 million, or 59.4% of revenues. The slight increase in cost of sales as a percent of merchandise, tires and accessories revenue reflects an increase in wholesale merchandise sales, which have a lower gross profit margin.

Depreciation and Amortization - Depreciation and amortization expense of $800,000 for the three months ended September 30, 1996 increased $100,000, or 12.0%, compared to the same period in 1995. For the nine months ended September 30, 1996, depreciation and amortization expense increased $400,000, or 18.9%, from $1.9 million to $2.3 million. The increase reflects capital improvements, primarily additional seating and repaving at the race tracks, during 1995 and 1996, and the acquisition of CTS.

Selling, General and Administrative - Selling, general and administrative expenses of $2.0 million, or 8.5% of revenues, for the three months ended September 30, 1996 was comparable to expenses of $2.1 million, or 10.8% of revenues, for the same period in 1995. For the nine months ended September 30, 1996, selling, general and administrative expenses were $5.1 million, or 9.9% of revenues as compared to $4.0 million, or 10.2% of revenues for the same period in 1995. The increase for the nine month period is due to expenses incurred in the second quarter to host the new race at PIR and the U.S. 500 at MIS.

Interest - The Company recorded net interest income for the three months ended September 30, 1996 of $703,000, compared to net interest expense of $185,000 in 1995. For the nine months ended September 30, 1996, the Company recorded net interest income of $1.6 million compared to net interest expense of $669,000 in 1995. The interest income results from temporarily investing the proceeds of the IPO while the reduced interest expense reflects the repayment of existing debt.

Income Tax Expense - Income tax expense is reported during the interim reporting periods on the basis of the Company's estimated annual effective tax rate for the taxable jurisdictions in which the Company operates and is comparable to the prior period.

Net Income - Net income for the three months ended September 30, 1996 was $6.5 million, an increase of $1.7 million, or 35.1%, over 1995. For the nine months ended September 30, 1996, net income was $12.2 million, an increase of $4.3 million or 54.9% over 1995. The increase in 1996 net income reflects increases in speedway admissions and other speedway revenues, higher sales of merchandise, tires and accessories and the benefit of interest earned on invested IPO proceeds.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded facility improvements from operating cash flow supplemented, as necessary, with borrowings under available credit arrangements. The Company used the proceeds of its initial public offering to repay debt and intends to use the remainder to principally fund construction of the California Speedway.

During the three months ended September 30, 1996, the Company obtained a $20 million unsecured revolving line of credit, all of which was available as of September 30, 1996.

In September 1996, the Company entered into an agreement with Kaiser Ventures, Inc. to purchase property located contiguous to the property on which the Company is building the California Speedway. The purchase price for the property is $13,352,170, payable in cash of $5 million and by the issuance to Kaiser Ventures, Inc. of 254,298 shares of the Company's common stock. The Company expects to close the transaction prior to December 31, 1996, upon satisfaction of the conditions precedent in the agreement to purchase.

The Company believes it has sufficient resources from cash flow from the IPO and from operations, and if necessary, by borrowing under its line of credit to satisfy ongoing cash requirements for the next twelve months, including construction of the California Speedway and other required capital expenditures. The California Speedway is currently estimated to cost approximately $93 million to $100 million. The increase in expected costs to complete the facility have resulted primarily from additional seating capacity, enhancements to customer amenities and further upgrades to the quality of the facilities.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Except for the historical information contained herein, certain matters discussed in this Form 10-Q are forward-looking statements which involve risks and uncertainties, including but not limited to the Company's ability to maintain good working relationships with the sanctioning bodies for its events, complete on schedule the construction of the California Speedway and obtain sanctioning agreements for events at the California Speedway, as well as other risks and uncertainties affecting the Company's operations, such as competition, environmental, industry sponsorships, governmental regulation, dependence on key personnel, the Company's ability to control construction and operational costs, the impact of bad weather at the Company's events and those other factors discussed in the Company's filings with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

          Exhibit Number and Description

     10.1 Credit Agreement dated as of August 16, 1996
          by and between Penske Motorsports, Inc. and
          NationsBank, N.A.
     15.1 Letter RE: unaudited interim financial
          information.
     27   Financial Data Schedules

(b)  Reports on Form 8-K
      The Company was not required to file a Form 8-K during the nine months ended September 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PENSKE MOTORSPORTS, INC.


Date:  November 11, 1996          By:  /s/ James H.Harris
       ------------------------        -------------------------------
                                        James H. Harris
                                  Its:  Senior Vice President-Treasurer
                                        (Principal Financial Officer)

                                EXHIBIT INDEX



                                                                SEQUENTIALLY
EXHIBIT                                                           NUMBERED
NUMBER                  DESCRIPTION                                 PAGE
-------                 -----------                             ------------
EX. 10.1                Credit Agreement

EX. 15.1                Unaudited Interim Financial information

EX. 27                  Financial Data Schedule