Form 10-K405
period 1996-12-31
PENSKE MOTORSPORTS INC
filed 1997-03-28
CIK 1006605

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED: DECEMBER 31, 1996         COMMISSION FILE NUMBER: 0-28044

                            PENSKE MOTORSPORTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      51-0369517
         (STATE OR OTHER JURISDICTION                          (IRS EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

            13400 WEST OUTER DRIVE
                 DETROIT, MI                                     48239-4001
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (313) 592-5258
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                 NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                                     ON WHICH REGISTERED
          -------------------                                    ---------------------
COMMON STOCK, PAR VALUE $0.01 PER SHARE                          NASDAQ NATIONAL MARKET

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                            ------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
THE PAST 90 DAYS.     [X] YES     [ ] NO.

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [[X]]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $114,689,791 BASED UPON THE CLOSING SALES PRICE OF THE REGISTRANT'S COMMON STOCK ON THE NASDAQ NATIONAL MARKET AT MARCH 21, 1997, OF $30.50 PER SHARE. AS OF MARCH 21, 1997, 13,241,798 SHARES OF REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE, WERE OUTSTANDING. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED FOR ITS 1997 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

================================================================================

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
Item 1.    Business....................................................      2
Item 2.    Properties..................................................     10
Item 3.    Legal Proceedings...........................................     10
Item 4.    Submission of Matters to a Vote of Security Holders.........     10
           Supplementary Item: Executive Officers of Registrant........     10
PART II
Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................     11
Item 6.    Selected Financial Data.....................................     12
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operation....................................     13
Item 8.    Financial Statements and Supplementary Data.................     18
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................     30
PART III
Item 10.   Directors and Executive Officers of the Registrant..........     30
Item 11.   Executive Compensation......................................     30
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................     30
Item 13.   Certain Relationships and Related Transactions..............     30
PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................     30
Signatures.............................................................     33

                                     PART I

ITEM 1: BUSINESS

     Penske Motorsports, Inc. ("PMI") is a leading promoter and marketer of professional motorsports in the United States. PMI owns and operates, through its subsidiaries, the Michigan Speedway ("Michigan Speedway") in Brooklyn, Michigan and the Nazareth Speedway ("Nazareth Speedway") in Nazareth, Pennsylvania, and is constructing the California Speedway, a superspeedway near Los Angeles, California which is expected to be completed and in operation during the 1997 racing season ("California Speedway"). PMI also produces and markets motorsports-related merchandise such as apparel, souvenirs and collectibles, through its wholly-owned subsidiary, Motorsports International Corp. ("MIC"). In addition, through its wholly-owned subsidiaries, Competition Tire West, Inc. ("Competition Tire West") and Competition Tire South, Inc., ("Competition Tire South" and, together with Competition Tire West, "Competition Tire"), PMI distributes and sells Goodyear brand racing tires in the midwest and southern regions of the United States.

     Unless the context otherwise requires, references herein to the "Company" mean Penske Motorsports, Inc. ("PMI") and its subsidiaries considered as one enterprise. "NASCAR(R)" and "Winston Cup(R)" are registered trademarks and service marks of the National Association for Stock Car Auto Racing, Inc., ("NASCAR").

     PMI promoted a total of nine major racing events at Michigan Speedway and Nazareth Speedway in 1996 and expects to promote a total of fifteen major racing events at Michigan Speedway, Nazareth Speedway, and California Speedway in 1997. Of the nine 1996 events, six were stock car races, four of which were sanctioned by NASCAR, two were Indy car races sanctioned by Championship Auto Racing Teams, Inc. ("CART"), and one was a Craftsman Truck Series race sanctioned by NASCAR. NASCAR events promoted by PMI in 1996 included two NASCAR races associated with the Winston Cup Series, two races associated with the NASCAR Busch Grand National Series, and one race associated with the NASCAR Craftsman Truck Series.

     On June 22, 1997, PMI will promote the California Speedway's inaugural race which will be a NASCAR Winston Cup race. PMI will also promote at the California Speedway the season finale for the PPG CART World Series on September 28, 1997. In addition, on October 18 and 19, 1997, PMI will promote at the California Speedway a NASCAR Busch Grand National event and a Craftsman Truck Series Division event. The California Speedway will have 70,948 grandstand seats, 71 terrace suites and 55 chalets. The California Speedway is located 52 miles east of downtown Los Angeles, 15 miles west of downtown San Bernardino and 30 miles northeast of central Orange County. The Company expects to draw spectators from throughout southern California, an area with a total population that exceeds
17.0 million people. The California Speedway is similar in design to the Michigan Speedway, a premier superspeedway which is the home of the fastest 500 mile auto race (the 1990 Marlboro 500 at an average winning speed of 189.727 mph) and the world Indy car speed record (Jimmy Vassar's 234.665 mph qualifying lap at the 1996 Marlboro 500).

     Management believes that spectator demand for its Winston Cup events at Michigan Speedway exceeds existing permanent seating capacity, which was 98,276 at December 31, 1996, excluding infield capacity. Prior to the commencement of the 1997 racing season, PMI expects to add approximately 8,500 grandstand seats at the facility. Michigan Speedway also has 37 suites, 40 hospitality chalets and 10 grandstand pavilions for corporate hospitality. PMI also expects to add 10,687 grandstand seats at Nazareth Speedway prior to the commencement of the 1997 racing season. Nazareth Speedway currently has permanent seating capacity of 35,654, excluding infield capacity. In addition, PMI expects to add 36,000 new grandstand seats at the California Speedway prior to the year 2002. PMI has received the necessary government approvals for these additional seats as well as approval for a total capacity of 107,000 spectators at the California Speedway.

COMPANY STRATEGY

     The Company's strategy is to continue to increase revenue and profitability by hosting premier weekend events, completing the construction of the California Speedway, expanding its existing seating capacity and otherwise improving its facilities, increasing its sales of racing-related merchandise and pursuing opportunities to expand into other markets. The key elements of this strategy are as follows:

     - Hosting Premier Weekend Events. The Company plans its racing events, and designs and maintains its facilities, to create an environment which maximizes the spectators' entertainment experience. Management believes that associating a less prestigious race with a Winston Cup or PPG CART World Series event helps to increase overall weekend attendance at the Company's facilities, in part by attracting spectators traveling longer distances. For example, in 1996, the Company hosted an ARCA-sanctioned race on the Saturday preceding the Miller 400, which is a Winston Cup event, and on the Saturday preceding the Marlboro 500, which is a CART-sanctioned event. As a result of this strategy, the Company generated virtually all of its 1996 speedway revenue in six weekends.

        To maximize the spectators' entertainment experience, the Company designs and maintains its facilities to maximize the comfort, view and amenities offered to the spectators. To that end, upon acquiring Michigan Speedway in 1973, management embarked upon a series of capital improvements, including the construction of additional permanent grandstand seating, new hospitality suites, improvements to the concession stands and innovative corporate entertainment facilities. At Michigan Speedway, spectators can see the entire track from the grandstands due to the banking of the track and the absence of obstruction in the infield. Following the purchase of Nazareth Speedway in 1986, PMI implemented a similar strategy by converting Nazareth Speedway from a dirt track to a one mile asphalt speedway and constructing grandstands and corporate entertainment facilities. In addition, in 1996 PMI constructed new food concessions and restroom facilities at Michigan Speedway and Nazareth Speedway to increase the comfort of race spectators. Capitalizing on its successful experience at Michigan Speedway and Nazareth Speedway, PMI has designed the California Speedway with state-of-the-art seating, concessions and amenities.

        Expanding corporate entertainment at racing events also offers the opportunity for increased revenue. PMI improved its corporate entertainment facilities by expanding its corporate concourses, which can currently entertain up to 5,000 people, and expanded and upgraded the chalet village at Michigan Speedway for the 1996 season. PMI currently has three full-time marketing employees who spend the majority of their time marketing Michigan Speedway and Nazareth Speedway events to corporate customers. In addition, PMI currently has three full-time marketing employees who spend the majority of their time marketing the California Speedway events to corporate customers.

        No speedway promotes more than two Winston Cup races per year. In addition, no speedway generally promotes more that one CART-sanctioned event per year. PMI will promote two Winston Cup events at Michigan Speedway in 1997 and one Winston Cup event at the California Speedway in 1997. In addition, PMI will promote one CART-sanctioned event at each of Michigan Speedway, California Speedway, and Nazareth Speedway in 1997. Management of the Company intends to seek additional racing events for its facilities.

     - Completion of Construction of the California Speedway. The California Speedway, a two mile banked superspeedway, is built on approximately 529 acres located in the southwest portion of San Bernadino County, south of the foothills of the San Gabriel Mountains. The Company expects the construction of the California Speedway to be completed prior to the scheduled inaugural race on June 22, 1997. The superspeedway is located less than five miles from the I-15 and I-10 freeway interchange and is approximately 52 miles east of downtown Los Angeles, 15 miles west of downtown San Bernadino and 30 miles northeast of central Orange County. The California Speedway is modeled after Michigan Speedway, which is a premier superspeedway and home of the fastest 500 mile Indy car auto race and the Indy car speed record. The California Speedway will have 70,948 grandstand seats, 71 terrace suites and 55 chalets.

        The Company believes that the California Speedway will draw spectators not only from Los Angeles, San Bernardino, Riverside and Orange Counties, but from throughout the Southern California region. The total population in the Southern California area exceeds 17.0 million people.

     - Continued Expansion of Michigan Speedway and Nazareth Speedway. Since the acquisition of Michigan Speedway and Nazareth Speedway, PMI has constructed more than 109,000 grandstand seats at the two facilities. Management believes that spectator demand for its Winston Cup events continues to exceed the Company's existing permanent grandstand seating capacity at Michigan Speedway. PMI plans to continue to expand by adding permanent grandstand seating and luxury suites at both of Michigan Speedway and Nazareth Speedway. During the 1996 season, PMI added approximately 10,000 grandstand seats at Michigan Speedway and 5,000 grandstand seats at Nazareth Speedway. In addition, during the 1996 season, PMI added eight corporate suites along the pit area on the inside of the track at Michigan Speedway, all of which are committed to corporate customers for terms of no less than three years. Prior to the commencement of the 1997 racing season, PMI expects to add approximately 8,500 grandstand seats at Michigan Speedway and approximately 10,687 grandstand seats at Nazareth Speedway.

     - Sales of Merchandise, Tires and Accessories. The Company sells merchandise, such as apparel, souvenirs and collectibles, directly to spectators both at its facilities and at other NASCAR-sanctioned and CART-sanctioned events, to retail customers through its catalogue sales and through direct sales to dealers. The Company also rents "show cars" for promotional events to corporate customers. In addition to the anticipated incremental contribution to such revenue to be generated by the California Speedway, the Company expects to increase revenue derived from third party merchandisers as the number of merchandisers at the Company's races increase. The Company is also exploring additional distribution channels, such as the Internet.

       The Company also engages in the wholesale and retail sale and distribution of Goodyear brand racing tires for various types of racing events. The Company's strategy is to continue to increase sales of racing tires through the favorable reputation of the Goodyear tire, as well as capitalizing on the growing popularity of motorsports in the United States.

     - Pursuing Expansion Opportunities. The Company intends to consider expansion opportunities as they become available, including growth by acquisition. For example, in 1995 and 1996 the Company acquired approximately 4.0% of the issued and outstanding common stock of North Carolina Motor Speedway Inc. ("NCMS"), which owns and operates a superspeedway in Rockingham, North Carolina. NCMS hosted two Winston Cup events in the 1996 season and will host two Winston Cup events in the 1997 season. PMI and the majority shareholder of NCMS each has reciprocal rights of first refusal on the other's shares of stock of NCMS.

EVENTS AND FACILITIES

Events

     PMI's operations in 1996 consisted principally of promoting racing and related events conducted at its Michigan Speedway and Nazareth Speedway; 1997 operations will also include promotion of such events at the California Speedway.

     PMI's 1997 scheduled racing events are as follows:

        DATE                  RACE                           CIRCUIT                    FACILITY
        ----                  ----                           -------                    --------
    April 27       Bosch Spark Plug Grand Prix    PPG CART World Series            Nazareth Speedway
                   Presented by Toyota
    May 18         CoreStates Advantage 200       NASCAR Busch Series Grand        Nazareth Speedway
                                                  National Division
    June 14        Jasper Engines 200             ARCA                             Michigan Speedway
    June 15        Miller 400                     NASCAR Winston Cup Series        Michigan Speedway
    June 21        Auto Club 200                  NASCAR Winston West Series       California Speedway
    June 21        IROC Round III                 IROC                             California Speedway
    June 22        California 500 Presented by    NASCAR Winston Cup Series        California Speedway
                   NAPA
    June 29        NAPA Auto Care 200             NASCAR Craftsman Truck Series    Nazareth Speedway
    July 26        ARCA 200                       ARCA                             Michigan Speedway
    July 27        IROC Series Round IV           IROC                             Michigan Speedway
    July 27        US 500 Presented by Toyota     PPG CART World Series            Michigan Speedway
    August 16      Detroit Gasket 200             NASCAR Busch Series Grand        Michigan Speedway
                                                  National Division
    August 17      DeVilbiss 400                  NASCAR Winston Cup Series        Michigan Speedway
    September 27   To Be Announced                                                 California Speedway
    September 28   Marlboro 500 Presented by      PPG CART World Series            California Speedway
                   Toyota
    October 18     To Be Announced                NASCAR Craftsman Truck Series    California Speedway
    October 19     To Be Announced                NASCAR Busch Series Grand        California Speedway
                                                  National Division

     NASCAR grants sanctioning agreements on an annual basis for the next succeeding year, while CART grants multiple year sanctioning agreements. Each CART-sanctioned car race at PMI's facilities is scheduled through 1998. At Michigan Speedway, the Company has hosted two Winston Cup races annually since 1973. In addition, the Company has hosted at least one CART-sanctioned event since 1979. In addition to Michigan Speedway and Nazareth Speedway, management has obtained a sanction agreement for an annual CART-sanctioned race at the California Speedway through 1998 and for a NASCAR-sanctioned Winston Cup race at the California Speedway in 1997.

Facilities

     MICHIGAN SPEEDWAY. Michigan Speedway is located in Brooklyn, Michigan, approximately 70 miles southwest of Detroit and 18 miles southeast of Jackson. Michigan Speedway has 98,276 grandstand seats, 37 suites, a chalet village containing 40 hospitality tents and 10 grandstand pavilions. In 1996, PMI added approximately 10,000 grandstand seats and eight corporate suites along the pit area on the inside track at Michigan Speedway, which suites are committed to corporate customers for terms of not less than three years.

     The speedway and all adjacent parking areas consist of approximately 977 acres, all of which is owned by PMI. Michigan Speedway is a premier superspeedway with a full view of the track from the grandstand seats. Michigan Speedway is the home of the fastest 500 mile auto race (the 1990 Marlboro 500 at an average winning speed of 189.727 mph) and the world Indy car speed record (Jimmy Vassar's 234.665 mph qualifying lap at the 1996 Marlboro 500). Michigan Speedway is a two-mile, tri-oval with 18 degree banking in the corners, 12 degrees on the front straightaway and five degrees on the back straightaway. The track is 73 feet wide with a 10-foot apron on the turns and 45 feet wide with a 12-foot apron on the straightaways. The backstretch is 2,242 feet in length. The pit road is 2,299 feet long, 50 feet wide and contains space for 44 individual pit areas. While PMI does not charge its customers for parking, the parking areas can accommodate 50,000 cars. The Michigan Speedway oval was resurfaced in the spring of 1995. PMI acquired Michigan Speedway in 1973.

     NAZARETH SPEEDWAY. Nazareth Speedway is located in Lower Nazareth Township, Pennsylvania, approximately 12 miles from Allentown, 50 miles from Philadelphia and 80 miles from New York City. Nazareth Speedway sits on approximately 107 acres and on race days uses more than 183 acres of land, some of which is leased. Nazareth Speedway has permanent seating capacity of 35,654 (excluding infield admission, temporary seats and general admission), including approximately 5,000 grandstand seats which were added in 1996. The track is a one mile speedway. Turn one is banked three degrees, turn two is banked four degrees and turns three and four are banked six degrees. The track width varies from 50 feet on the front stretch to 60 feet on the back stretch. Nazareth Speedway has an elevation change of 34 feet. Nazareth Speedway also has an 18 foot wide warm up lane encompassing the entire inside of the track. This provides a racing surface for drivers, traveling slower than race speeds, to warm-up their engines and tires without interfering with faster cars. PMI acquired Nazareth Speedway in 1986.

     CALIFORNIA SPEEDWAY. The California Speedway will have 70,948 grandstand seats to which PMI expects to add 36,000 grandstand seats by the year 2002. PMI has received the necessary governmental approvals for these additional seats as well as approval for a total capacity of 107,000 spectators. In addition to its grandstand seats, the California Speedway will have 71 terrace suites and 55 chalets. The California Speedway is also expected to generate additional revenue from approximately 25 billboards, its sponsors and other concession and merchandise revenue. The California Speedway consists of a two mile, tri-oval track and is banked in a fashion similar to the Michigan Speedway facility.

     The infield area of the California Speedway contains a 44 space pit area, 100 auxiliary garages with team transport truck and motor coach parking, VIP parking, press and team parking, restrooms, a medical care center and a helistop for emergency medical evacuation. Each garage building has restroom and meeting facilities. Shower facilities are also provided within the garage area for driver and team use. Adjacent to the pit area, there is a two-story structure housing infield suites on the upper level and work areas on the lower level. The upper level includes 71 terrace suites, each capable of accommodating up to 40 persons to view races. Rooftop viewing areas will also be provided for the suites. The lower level of the infield suite building is expected to house approximately 54 units designed for miscellaneous functions.

     There will also be two scoring pylons at both ends of the oval area, with a third scoring pylon located in the center of the facility. Parking on the infield is expected to accommodate approximately 1,500 recreation vehicles. Grandstands are being constructed along the south side of the California Speedway. A concourse level is planned for the grandstand structure to facilitate exiting. Concessions will be sold from the concourse, as well as at ground level. Entry to the grandstands will be monitored through two ticket entry gates. Atop the center of the grandstands, a 50 foot long race control tower is being added to accommodate press rooms for print, television and radio personnel, and race control and race directing rooms. The race control tower is expected to be accessed by an elevator and two sets of stairs.

     The California Speedway includes a chalet village of hospitality tents with a main kitchen/commissary facility for food services at the eastern end of the grandstand area and a "retail midway" to the south of the main grandstand, immediately outside of the gate entries. This midway will consist of large concession trailers which travel the racing circuit selling clothing and souvenirs for the various racing teams and sponsors. Four first aid stations are located in the grandstand area.

     The California Speedway also includes a 10,000 square foot, one-story administration building which houses the corporate office for the California Speedway. In addition, adjacent to the administration building, the California Speedway will include a second helistop, which will serve as a base for the helicopter providing traffic control and reporting. The California Speedway maintenance offices and equipment are located in an 18,000 square foot maintenance building.

     While PMI does not charge its customers for parking, a total of 31,250 parking spaces will surround California Speedway for those seated within the grandstand areas. Additionally, 125 spaces have been designated for bus parking. This equates to a ratio of slightly more than one parking space for each three grandstand seats. The California Speedway will also accommodate a Metrolink station in the northeastern portion of the parking area, along the Atkinson Topeka & Santa Fe rail line adjacent to the California Speedway, which is a passenger rail line connecting the area with downtown Los Angeles, as well as to Oceanside/San Diego, Oxnard/Camarillo and Lancaster.

     The development of the California Speedway commenced in April 1994 upon the execution of an agreement between Michigan Speedway and Kaiser Ventures Inc. (the "1994 Development Agreement") to pursue the development, construction and operation of the California Speedway. Under the terms of the 1994 Development Agreement, Penske Performance, Inc., and Kaiser Ventures Inc. ("Kaiser") contributed funds for investigative, predevelopment and development activities for the California Speedway.

     The transactions contemplated under the 1994 Development Agreement were consummated on November 22, 1995. At the closing of these transactions, PMI acquired from Kaiser all of the outstanding stock of Kaiser's wholly-owned subsidiary, Speedway Development Corporation, which owned the property on which the California Speedway is being built. In exchange for the Speedway Development Corporation stock, Kaiser received preferred stock of PMI, which was converted into Common Stock in 1996. Concurrent with the Kaiser transaction, Facility Investments, Inc., a wholly-owned subsidiary of International Speedway Corporation, acquired a 20% interest in PSH Corp., which owns approximately 59% of the outstanding Common Stock of the Company. The construction of the California Speedway began in the fourth quarter of 1995 and is expected to be completed prior to the scheduled June 1997 Winston Cup event.

COMPETITION TIRE

     Two of PMI's subsidiaries, Competition Tire West and Competition Tire South, engage in the wholesale and retail sale and distribution of Goodyear brand racing tires for various types of racing events, excluding CART-sanctioned events. Competition Tire West is a dealer of Goodyear brand racing tires. Competition Tire West's area of primary responsibility includes Ohio, Indiana, Michigan, Illinois, Wisconsin, Minnesota, North Dakota, South Dakota, Iowa, Missouri and Kentucky. Competition Tire South is a dealer of Goodyear brand sports car, dirt car and drag racing tires. Competition Tire South's area of primary responsibility includes Florida, Georgia, Alabama, Tennessee, North Carolina and South Carolina. Competition Tire South is also a dealer of Goodyear brand sports car racing tires in Tennessee and North Carolina. Competition Tire sells racing tires directly to end users of the tires and to retailers of the tires and provides supplies of tires for use at racing events. Competition Tire West and Competition Tire South distribute Goodyear brand tires pursuant to Dealership Agreements with Goodyear which expire on December 31, 2000.

COMPETITION

     Racing events compete not only with other sports and other recreational events scheduled on the same dates, but with other racing events sanctioned by various racing bodies such as NASCAR, CART, the United States Auto Club ("USAC"), the National Hot Rod Association ("NHRA"), Sports Car Club of America ("SCCA"), the International Motor Sports Association ("IMSA"), the Automobile Racing Club of America ("ARCA"), the Indy Racing League ("IRL") and others. Racing events sanctioned by different organizations are often held on the same dates at separate tracks, in competition with the NASCAR and CART event dates. In addition, motorsports facilities compete with one another for the patronage of motor racing spectators, with other track owners and with other sports and entertainment businesses, many of which have resources that exceed those of the Company. The quality of the competition, type of racing event, caliber of the events, sight lines, ticket pricing, location, customer conveniences, among others, distinguish the motorsports facilities.

     In addition, there have been and continue to be numerous attempts by other parties to develop a permanent speedway to serve the large Southern California market. Currently, projects have been announced for permanent sites in Long Beach, Victorville, Lake Elsinore, San Jose and Coachella Valley, California. None of these announced California projects is believed to be as advanced in the permitting, development and construction work as the California Speedway. There can be no assurance that PMI will maintain or improve its position in light of such competition.

     MIC's principal competitors include other authorized (as well as unauthorized) distributors and retailers of Penske Racing merchandise and merchandise relating to its drivers. Competition Tire's principal competitors are distributors and retailers of racing tires manufactured by companies other than Goodyear, such as Hoosier and Firestone brand tires.

EMPLOYEES

     As of December 31, 1996, the Company had 113 full-time employees. The Company engages a small number of temporary employees to assist during the racing season and a large number of temporary personnel to assist during periods of peak attendance at its events. For example, Michigan Speedway may engage up to 4,000 persons for a race weekend at Michigan Speedway, some of whom are volunteers. None of PMI's employees are represented by a labor union. Management believes that PMI enjoys a good relationship with its employees.

ENVIRONMENTAL MATTERS

     Prior to the commencement of construction of the California Speedway, portions of the site of the California Speedway were identified by Kaiser and the applicable governmental agency as requiring remediation by Kaiser to comply with applicable environmental laws. Property owned by Kaiser adjacent to the site has also been identified as requiring remediation by Kaiser. Remediation activities at the site, a former steel production facility, are being carried out by Kaiser under a Consent Order between Kaiser and the California Environmental Protection Agency, Department of Toxic Substances Control ("DTSC"), dated August 22, 1988. The primary area of potential environmental concern at the site is an approximately 13 acre area which was the location of Kaiser's former by-products plant and underground storage tanks. Under the supervision of the DTSC, Kaiser has been able to undertake successful remedial action at the site through a combination of remedial action alternatives selected for implementation. Such remedial efforts by Kaiser at the site include the installation of a low-permeability membrane and cap (and long-term maintenance of this cap) in the 13 acre by-products and underground storage tank area by Kaiser, installation of a vapor extraction system for impacted soils in that area, excavation, treatment and off-site removal and disposal of impacted soils and residual waste materials. Such efforts also include containment on the site of potentially impacted soils after the DTSC considered the public health, environmental protection, benefits derived from implementation of alternatives and decreased levels of exposure over time.

     The DTSC has determined that the combination of remedial action alternatives presented by Kaiser meets the DTSC's remedial action objectives for the site because they significantly reduce or eliminate the potential migration of contaminants to ground water, surface water and air, result in removal, as necessary, of residual waste materials and impacted soil from the site, meet regulatory standards, and are consistent with site development plans.

     Effective January 1, 1995, the California Speedway and Michigan Speedway were released by the DTSC from various liabilities under California environmental protection laws which might otherwise arise out of their ownership of real estate or operations at the California Speedway site. In addition, Kaiser has agreed to indemnify the California Speedway and Michigan Speedway from environmental liabilities associated with the condition of the site and the Company has obtained environmental liability insurance coverage to protect the Company during the construction of the California Speedway and for subsequent periods deemed to be necessary by the Company.

     Nevertheless, if damage to persons or property or contamination of the environment is determined to have been caused or exacerbated by the conduct of the Company's business, or by pollutants, substances, contaminants or wastes used, generated or disposed of by the Company or which may be found on the property of the Company, or should Kaiser fail to remediate properly or not be able to honor its indemnification of the Company for such remediation activities, there may be liability to various parties for such damage and the Company or its subsidiaries may be required to pay the cost of investigation or remediation, or both, of such contamination or damage caused thereby. The amount of such liability, as to which the Company may be self-insured or which is not subject to indemnification by Kaiser or to which Kaiser does not financially respond, could also be material.

     Changes in federal, state or local laws, regulations or requirements, or claims asserting liabilities under federal environmental protection laws and any other laws outside the scope of the January 1, 1995 DTSC Release, or the discovery of theretofore unknown conditions, could require material expenditures by the Company.

     Kaiser has agreed to provide sanitary wastewater treatment services to the California Speedway from a nearby treatment facility owned by Kaiser. The Company has the option to purchase the facility at the fair market value at any time. Kaiser has agreed not to voluntarily sell, lease or transfer the facility to a third party without the Company's consent.

     Treated effluent from the site of the California Speedway has been historically utilized by an unrelated party, California Steel Industries ("CSI"), in its industrial processes under an arrangement with Kaiser. The Company believes that this utilization will continue into the future, but there can be no assurance in this regard. Should CSI's utilization cease and a replacement not be found, or should federal, state or local laws or regulations change, it might be impracticable for the sewerage treatment facility serving the site of the California Speedway to continue in operation. The Company would then be required to connect to the public sewerage system. This could require material expenditures by the Company either to acquire and/or upgrade the treatment facility or to obtain other sanitary wastewater treatment services from a public utility.

INSURANCE

     The Company, including the California Speedway, maintains insurance with insurance companies against such risks and in such amounts, with such deductibles, as are customarily maintained by similar businesses. Additionally, the California Speedway presently maintains a $25 million contractor's pollution liability policy and a pollution legal liability policy, on a shared limits, claims made basis. The policy has a $500,000 per occurrence deductible and generally covers the California Speedway's legal liability for bodily injury, property damage and clean-up costs caused by pollution conditions (i) resulting from construction activities at the site and which is not covered by the construction contractors' policies, and (ii) which emanate from the site and damage third parties as a result of existing conditions or on-going operations. There can be no assurances that such policy will be sufficient to cover any potential liability resulting from the environmental condition of the California Speedway or from the construction of the California Speedway or that such policy will be available in the future for the Company to purchase.

PATENTS AND TRADEMARKS

     PMI has various registered and common law trademark rights to "Michigan Speedway", "Nazareth Speedway" and "California Speedway" and related logos and has a license from a subsidiary of Penske Corporation to use the name "Penske" in its trade name. MIC has licenses from various drivers and businesses to use names and logos for merchandising programs and product sales. Management's policy is to protect its intellectual property rights zealously, through litigation if necessary, chiefly because of their proprietary value in merchandise and promotional sales.

ITEM 2: PROPERTIES

     The following table sets forth the location, track name, approximate acreage and track length for each of the Company's speedway facilities.

                                             APPROXIMATE    LENGTH
       LOCATION             TRACK NAME        ACREAGE*     OF TRACK
       --------             ----------       -----------   --------
Brooklyn, Michigan      Michigan Speedway        977       2 miles
Nazareth, Pennsylvania  Nazareth Speedway        183        1 mile
Fontana, California     California Speedway      529       2 miles

------------------------
* The Company owns all of the acreage listed in the table except for 77 acres of property located near the Nazareth Speedway which is leased from others to supply additional parking space.

     Additional information concerning the Company's facilities is set forth in
Item I (Business), under the caption "Events and Facilities -- Facilities."

ITEM 3: LEGAL PROCEEDINGS

     In March 1997, two purported class action companion lawsuits were filed in the United States District Court, Northern District of Georgia, against approximately 28 businesses, including PMI and MIC, many of which are involved in the sale of souvenirs and merchandise at NASCAR Winston Cup races. The lawsuits allege, in substance, that the defendants unlawfully conspired to fix the prices of souvenirs and merchandise at these races in violation of federal antitrust laws. The Company disputes the claims and expects to vigorously defend itself.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1996, no matters were submitted to a vote of security holders.

SUPPLEMENTARY ITEM: EXECUTIVE OFFICERS OF MANAGEMENT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(B) OF REGULATION S-K).

            NAME              AGE                     POSITION(S)
            ----              ---                     -----------
James H. Harris.............  45    Senior Vice President and Treasurer
Gene Haskett................  53    Executive Vice President
Robert H. Kurnick, Jr. .....  35    Senior Vice President, General Counsel and
                                    Secretary
Les Richter.................  66    Executive Vice President

     James H. Harris has been Senior Vice President and Treasurer of PMI since January 1996 and, prior thereto, served as Controller of PMI. Mr. Harris has also been the Controller for Penske Corporation since 1990. Prior to 1990, Mr. Harris was with the CPA firm of Deloitte & Touche LLP.

     Gene Haskett has been Executive Vice President of PMI since January 1996 and, prior thereto, was a Vice President of PMI. Mr. Haskett is the President of Michigan Speedway and Nazareth Speedway. Prior to January 1996, he was Vice President and General Manager of MIS and has served in such capacity since 1987. Mr. Haskett served as Vice President and General Manager of Indy Car Grand Prix, Inc. from 1985 until 1993.

     Robert H. Kurnick, Jr. has been Senior Vice President, General Counsel and Secretary of PMI since January 1996. Mr. Kurnick has also served as Assistant General Counsel of Penske Corporation since January 1995 and Senior Vice President, General Counsel and Secretary of Penske Auto Centers, Inc., which owns and operates approximately 800 automotive service centers, since October 1995. Prior to January 1995, Mr. Kurnick was a partner in the Detroit law firm of Honigman Miller Schwartz and Cohn.

     Les Richter has been Executive Vice President of PMI since July 1994. Since 1988, Mr. Richter has served as Chairman of the Board of the International Race of Champions, Inc. and from 1992 to 1996, Mr. Richter served as Senior Vice President - Operations of NASCAR.

                                    PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The common stock of PMI, $.01 per share (the "Common Stock"), is currently traded on the Nasdaq National Market ("Nasdaq") under the symbol "SPWY". The Common Stock has traded on Nasdaq since the Company's initial public offering in March 1996. As of March 21, 1997, 13,241,798 shares of Common Stock were outstanding and there were approximately 1,151 record holders of Common Stock.

     The Company will consider the payment of cash dividends following completion of the construction of the California Speedway. However, any declaration and payment of dividends will be (i) dependent upon the Company's results of operations, financial condition, cash requirements, capital improvements and other relevant factors, (ii) subject to the discretion of the Board of Directors of the Company and (iii) payable only out of the Company's surplus or current net profits in accordance with the General Corporation Law of the State of Delaware. No assurance can be given that the Company will be able to pay such dividends following completion of the construction of the California Speedway or at any time in the future.

     The following table sets forth the high and low closing sales prices for the Company's Common Stock, as reported by Nasdaq for each calendar quarter during the periods indicated. Prior to March 26, 1996, the Company was privately held and there was no public market for the Common Stock.

                            1996                                HIGH             LOW
                            ----                                ----             ---
First Quarter (from March 26, 1996).........................     $40 3/4         $28 1/2
Second Quarter..............................................     $38 1/4         $24 3/4
Third Quarter...............................................     $35 1/2         $23
Fourth Quarter..............................................     $35 1/2         $24 1/8

ITEM 6: SELECTED FINANCIAL DATA

     Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements and Notes included elsewhere in this report.

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                            1996           1995         1994        1993         1992
                                            ----           ----         ----        ----         ----
                                                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)  (UNAUDITED)
STATEMENT OF INCOME:
  REVENUE
     Speedway admissions.............    $    20,248    $   17,375    $ 15,278    $ 13,997     $ 13,391
     Other speedway revenue..........         13,041         7,654       7,181       6,149        6,053
     Merchandise, tires and
       accessories...................         21,886        16,976      18,059      13,070        9,847
                                         -----------    ----------    --------    --------     --------
       Total Revenue.................         55,175        42,005      40,518      33,216       29,291
  EXPENSES
     Operating expenses..............         18,067        14,060      13,322      11,026       10,820
     Cost of sales...................         12,834         9,672      10,169       7,573        5,358
     Depreciation and amortization...          3,167         2,563       2,018       1,601        1,513
     Selling, general and
       administrative................          6,185         4,631       4,632       4,420        4,124
                                         -----------    ----------    --------    --------     --------
       Total Expenses................         40,253        30,926      30,141      24,620       21,815
     Operating Income................         14,922        11,079      10,377       8,596        7,476
  Interest income (expense), net.....          1,950          (895)     (1,005)       (875)        (793)
                                         -----------    ----------    --------    --------     --------
  Income before taxes................         16,872        10,184       9,372       7,721        6,683
  Income taxes.......................          5,992         3,410       3,032       2,528          753
                                         -----------    ----------    --------    --------     --------
  Net income.........................    $    10,880    $    6,774    $  6,340    $  5,193     $  5,930
                                         ===========    ==========    ========    ========     ========
  Pro forma net income per share.....    $      0.90    $     0.84
  Pro forma weighted average shares
     outstanding.....................     12,128,920     8,077,245
  SELECTED OPERATING DATA:
     Operating margin................           27.0%         26.4%       25.6%       25.9%        25.5%
     Number of seats
       Michigan Speedway.............         98,276        88,141      77,991      72,906       66,173
       Nazareth Speedway.............         35,654        30,534      30,534      26,668       24,270
     Total attendance................        599,480       518,396     448,168     414,937      362,502
     Number of events
       Winston Cup...................              2             2           2           2            2
       CART..........................              2             2           2           2            2
       Other.........................              5             4           5           4            3

                                                                   DECEMBER 31,
                                                                   ------------
                                             1996          1995        1994        1993         1992
                                             ----          ----        ----        ----         ----
                                                                                             (UNAUDITED)
BALANCE SHEET DATA:
  Total assets.........................    $183,997       $73,255     $34,510     $36,407      $27,406
  Total debt...........................       5,563           350      12,515      12,035       10,221
  Total stockholders' equity...........     145,402        45,812      10,187      13,467       11,062

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Penske Motorsports, Inc. classifies its revenues as speedway admissions, other speedway revenue, and merchandise, tires and accessories revenue. Speedway admissions includes ticket sales for racing events held at Michigan and Nazareth Speedways. Other speedway revenue includes revenue from concessions sales, corporate hospitality and sponsorship, broadcast revenues and billboard and program advertising. Speedway admissions and other speedway revenue are generally collected in advance and recorded as deferred revenue until the completion of the related event. Merchandise, tires and accessories revenue includes sales of motorsports related merchandise and revenue from showcar appearance fees by MIC and sales of racing tires and accessories by Competition Tire. Revenue from sales of merchandise, tires and accessories is recorded as income at the time of the sale.

     The Company classifies its expenses as operating, cost of sales, depreciation and amortization and selling, general and administrative expenses. Operating expenses consist primarily of costs associated with conducting race events, such as sanction fees and wages. Cost of sales relates entirely to sales of merchandise, tires and accessories.

     In March 1996, the Company completed its initial public offering of 3,737,500 shares of common stock. The initial offering price was $24 per share with net proceeds to the Company of $82.7 million. The net proceeds were used to repay outstanding balances on the Company's credit facilities of approximately $10.6 million, with the remainder to be used to fund the construction of the California Speedway.

     Revenue for the year ended December 31, 1996 was $55.2 million, compared to $42.0 million and $40.5 million, respectively, for the years ended December 31, 1995 and 1994. Net income for the year ended December 31, 1996 was $10.9 million, or $.90 per share, compared to $6.8 million, or $.84 per share, for the year ended December 31, 1995 and $6.3 million for the year ended December 31, 1994. The increase in revenues and net income for the year ended December 31, 1996 is due primarily to increased ticket sales and increased broadcast and concessions revenues at the speedways, an increase in sales of merchandise, tires and accessories, including the impact of the acquisition of Competition Tire South, and an increase in interest income from temporary investments of proceeds from the Company's initial public offering.

     The Company is currently constructing the California Speedway, a two-mile superspeedway located near Los Angeles, California, with an estimated cost of approximately $105 million. The Company has incurred approximately $63 million in construction costs through December 31, 1996. Three event weekends have been scheduled for June, September and October of 1997. During 1996, the Company acquired approximately 54 acres of commercial property located adjacent to the property on which the Company is building the California Speedway from a noncontrolling shareholder of the Company for $13.4 million, which the Company paid in cash of $5 million and through the issuance of 254,298 shares of the Company's common stock.

     During 1996, the Company acquired the stock in Pennsylvania International Raceway (Nazareth Speedway) held by the minority shareholder in exchange for 92,500 shares of the Company's common stock. The Company also purchased all of the outstanding common stock of Competition Tire West and Competition Tire South during 1996. Competition Tire West was purchased for $7.4 million, of which $4.3 million was paid in cash with the balance payable over a term of five years with interest at 8% per annum. Competition Tire West owned one-third of Competition Tire South. The Company acquired the remaining two-thirds of Competition Tire South for $2.2 million, paying $1.4 million in cash and issuing notes payable over a term of five years at 8% interest per annum for the remaining $830,000.

     The Company does not believe that its financial performance has been materially affected by inflation. The Company has been able to mitigate the effects of inflation without adversely affecting attendance.

SEASONALITY AND QUARTERLY RESULTS

     The Company's weekend events usually include one premier Sunday event, such as a NASCAR Winston Cup, NASCAR Busch Series Grand National Division or CART event, coupled with a Saturday supporting event. The Company believes that combining the races creates a more attractive weekend racing experience than an isolated race event. As a result of this strategy, in 1996 the Company generated virtually all of its speedway revenue in six weekends.

     The Company's weekend events are currently held between April and August. As a result, the Company's business has been highly seasonal. In addition to the existing weekend events, in 1997 the California Speedway will host events in June, September and October.

     Set forth below is summary information with respect to the Company's operations for the most recent eight quarters.

                                                1996                                    1995
                                ------------------------------------    -------------------------------------
                                FIRST    SECOND     THIRD    FOURTH      FIRST    SECOND     THIRD    FOURTH
                                -----    ------     -----    ------      -----    ------     -----    ------
Revenue.......................  $3,642   $24,614   $23,962   $ 2,957    $ 2,862   $17,310   $19,197   $ 2,636
Net income (loss).............    (990)    6,717     6,499    (1,346)    (1,157)    4,237     4,812    (1,118)
Event weekends................                 4         2                              3         2

RESULTS OF OPERATIONS

     The percentage relationships between revenues and other elements of the Company's Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994 were:

                                                                1996     1995     1994
                                                                ----     ----     ----
REVENUE:
  Speedway admissions.......................................     36.7%    41.4%    37.7%
  Other speedway revenue....................................     23.6     18.2     17.7
  Merchandise, tires and accessories........................     39.7     40.4     44.6
                                                                -----    -----    -----
       TOTAL REVENUE........................................    100.0    100.0    100.0
                                                                -----    -----    -----
EXPENSES:
  Operating.................................................     32.8     33.5     32.9
  Cost of sales.............................................     23.3     23.0     25.1
  Depreciation and amortization.............................      5.7      6.1      5.0
  Selling, general and administrative.......................     11.2     11.0     11.4
                                                                -----    -----    -----
       TOTAL EXPENSES.......................................     73.0     73.6     74.4
                                                                -----    -----    -----
OPERATING INCOME............................................     27.0%    26.4%    25.6%
                                                                =====    =====    =====

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Revenues -- Revenues for the year ended December 31, 1996 were $55.2 million, an increase of $13.2 million, or 31.4%, compared to the same period in 1995. This improvement was due to increases in all revenue components. Admissions revenue for the year of $20.2 million increased $2.9 million, or 16.5%, from the same period in 1995 and reflects increased attendance at the Company's events, as well as the addition of an event at Nazareth Speedway. Other speedway revenue of $13.0 million increased $5.4 million, or 70.4%, primarily due to incremental television broadcast revenue, increases in concessions, hospitality and sponsorship revenue and revenue from leasing the Michigan Speedway to CART to host the U.S. 500. Merchandise, tires and accessories revenue of $21.9 million increased $4.9 million, or 28.9%, from the same period in 1995, reflecting the acquisition of Competition Tire South as well as increases in sales of race related apparel and tires and accessories. The addition of three event weekends at the California Speedway in 1997 is expected to result in a significant increase in speedway admissions and other speedway revenue.

     Operating Expenses -- Operating expenses of $18.1 million for the year ended December 31, 1996 increased $4.0 million, or 28.5%, from the year ended December 31, 1995 as a result of higher sanction fees, costs associated with the U.S. 500, the new event at Nazareth Speedway and the impact of the acquisition of Competition Tire South. As a percentage of total revenue, operating expenses were 32.8% for the year ended December 31, 1996 as compared to 33.5% for the year ended December 31, 1995. The decrease in operating expenses as a percentage of total revenue for 1996 reflects the Company's ability to add incremental revenue without a corresponding increase in operating expenses.

     Cost of Sales -- Cost of sales, which relates entirely to sales of merchandise, tires and accessories, was $12.8 million for the year ended December 31, 1996, or 58.6% of merchandise, tires and accessories revenues, compared to $9.7 million, or 57.0% of those same revenues, for 1995. The increase in cost of sales as a percent of merchandise, tires and accessories revenue reflects an increase in wholesale merchandise sales, which have a lower gross profit margin.

     Depreciation and Amortization -- Depreciation and amortization expense of $3.2 million for the year ended December 31, 1996 increased $.6 million, or 23.6%, compared to the year ended December 31, 1995. The increase reflects capital improvements, primarily additional seating and repaving at the race tracks, and the acquisition of Competition Tire South.

     Selling, General and Administrative -- Selling, general and administrative expenses of $6.2 million for the year ended December 31, 1996 increased $1.6 million, or 33.6%, from $4.6 million in 1995 due to expenses incurred in connection with the U.S. 500 and the new event at Nazareth Speedway. As a percentage of revenues, selling, general and administrative expenses were comparable, 11.2% in 1996 and 11.0% in 1995.

     Operating Income -- Operating income for the year ended December 31, 1996 was $14.9 million, an increase of $3.8 million, or 34.7%, from $11.1 million for the year ended December 31, 1995. This resulted primarily from increased speedway admissions and incremental broadcast and sponsorship revenue for speedway events.

     Interest -- The Company recorded net interest income for the year ended December 31, 1996 of $2.0 million, compared to net interest expense of $.9 million in 1995. The interest income resulted from temporarily investing the proceeds of the initial public offering while the reduced interest expense reflects the repayment of existing debt with the initial public offering proceeds. The remaining proceeds of the initial public offering will be used in 1997 to complete the construction of the California Speedway and will not be available for investment by the Company through 1997.

     Income Tax Expense -- The Company's effective tax rate for 1996 was 35.5% compared to 33.5% in 1995. The increase primarily reflects the inclusion of Competition Tire West in taxable income in 1996. Prior to 1996, Competition Tire West was a Subchapter S Corporation, whereby its shareholders were taxed for their proportionate share of the Company's taxable income.

     Net Income -- Net income for the year ended December 31, 1996 was $10.9 million, an increase of $4.1 million, or 60.6%, over 1995. The increase reflects increases in speedway admissions and other speedway revenues, higher sales of merchandise, tires and accessories and the benefit of interest earned on invested initial public offering proceeds.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Revenue -- Revenue of $42.0 million for the year ended December 31, 1995 increased by $1.5 million, or 3.7% from the year ended December 31, 1994. This increase was the result of growth in speedway revenue of $2.6 million, offset by a $1.1 million decline in revenue from merchandise, tires and accessories. Speedway admissions revenue of $17.4 million increased by $2.1 million, or 13.7%, of which $1.5 million, or 9.8%, was attributable to increased attendance and $.6 million, or 3.9%, was attributable to increases in ticket prices. Merchandise, tires, and accessories revenue declined primarily due to the loss of a license to use the "McDonald's" logo on merchandise and because Penske Racing's Rusty Wallace Winston Cup race team experienced a less successful season in 1995 than in 1994. This decline was partially offset by an increase in sales of tires and accessories.

     Operating Expenses -- Operating expenses of $14.1 million for the year ended December 31, 1995 increased by $.7 million, or 5.5%, from the year ended December 31, 1994. As a percentage of total revenue, operating expenses were 33.5% for the year ended December 31, 1995 as compared to 32.9% for the year ended December 31, 1994. The increase in operating expenses resulted primarily from an increase in the sanction fees paid by the Company for the year ended December 31, 1995, from the amounts paid in the year ended December 31, 1994.

     Cost of Sales -- Cost of sales of $9.7 million for the year ended December 31, 1995 decreased by $.5 million, or 4.9%, from the year ended December 31, 1994, reflecting lower sales volume.

     Selling, General and Administrative Expenses -- Selling, general and administrative expenses of $4.6 million for the year ended December 31, 1995 remained comparable to that for the year ended December 31, 1994. As a percentage of total revenue, selling, general and administrative expenses were 11.0% in the year ended December 31, 1995 as compared to 11.4% in the prior year, reflecting the Company's ability to increase speedway revenue without a corresponding increase in selling, general and administrative expenses.

     Depreciation and Amortization -- Depreciation and amortization expense of $2.6 million for the year ended December 31, 1995 increased by $.5 million, or 27.0%, from the year ended December 31, 1994. The increase occurred as a result of additional seating capacity and track paving at Michigan Speedway and other improvements made during 1995.

     Operating Income -- Operating income of $11.1 million for the year ended December 31, 1995 increased $.7 million, or 6.8%, from the year ended December 31, 1994. As a percentage of total revenue, operating income was 26.4% for the year ended December 31, 1995 as compared to 25.6% for the year ended December 31, 1994. The increase in operating income resulted primarily from higher revenue from a combination of increased attendance and higher ticket prices at the speedway, partially offset by additional operating expenses associated with promoting race events and increased depreciation expense related to capital expansion for future growth.

     Interest Expense -- Interest expense of $.9 million for the year ended December 31, 1995 was $.1 million less than 1994 due to reduced borrowings.

     Income Tax Expense -- The Company's effective tax rate was 33.5% and 32.4% for the years ended December 31, 1995 and 1994, respectively. The effective tax rate was less than the statutory rate primarily because Competition Tire West was a Subchapter S Corporation.

     Net Income -- Net income of $6.8 million for the year ended December 31, 1995 increased $.4 million, or 6.8% from the year ended December 31, 1994. The increase in net income resulted primarily from higher revenue from a combination of increased attendance and higher ticket prices at the speedways, partially offset by additional operating expenses associated with promoting race events and increased depreciation expense related to capital expansion for future growth.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has relied on cash flows from operating activities supplemented, as necessary, by bank borrowings to finance working capital, investments and capital expenditures. The Company used a portion of the proceeds of its initial public offering to repay debt and is using the remainder to fund construction of the California Speedway.

     For the year ended December 31, 1996, the Company generated $18.6 million in cash flows from operating activities, an increase of $4.3 million from 1995, primarily reflecting an increase in net income of $4.1 million and an increase of $5.0 million in deferred revenue. For the year ended December 31, 1995 the Company generated $14.3 million in cash flows from operating activities, an increase of $6.2 million over operating cash flow of $8.1 million for the year ended December 31, 1994. This improvement was primarily a reflection of the timing of tax payments made to Penske Corporation in the year ended December 31, 1995.

     During the year ended December 31, 1996, the Company used $78.5 million for investing activities. This consisted of $73.8 million in capital expenditures, including $56.1 million for the construction of the California

Speedway and $5 million for the cash portion of the $13.4 million purchase price of the commercial property located adjacent to the California Speedway, $4.1 million for the acquisition of Competition Tire and $.6 million for additional investments in unconsolidated subsidiaries. Cash of $83.0 million was provided by financing activities in 1996, primarily from the initial public offering, which provided net cash of $82.7 million.

     During the year ended December 31, 1996, the Company obtained a $20 million unsecured revolving line of credit, all of which was available as of December 31, 1996. This line of credit will be used for general working capital needs and, if necessary, to finance the completion of the California Speedway and other capital expenditures.

     The Company believes it has sufficient resources from existing cash balances and from operating activities, and if necessary, from borrowing under its line of credit to satisfy ongoing cash requirements for the next twelve months, including construction of the California Speedway and other required capital expenditures. The California Speedway is currently estimated to cost approximately $105 million. The estimated construction cost has increased from original estimates due to additional seating capacity, enhancements to customer amenities and further upgrades to the quality of the facilities.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

     Except for the historical information contained herein, certain matters discussed in this report are forward-looking statements which involve risks and uncertainties, including but not limited to the Company's ability to maintain good working relationships with the sanctioning bodies for its events, complete on schedule the construction of the California Speedway and obtain sanctioning agreements for events at the California Speedway, as well as other risks and uncertainties affecting the Company's operations, such as competition, environmental, industry sponsorships, governmental regulation, dependence on key personnel, the Company's ability to control construction and operational costs, the impact of bad weather at the Company's events and those other factors discussed in the Company's filings with the Securities and Exchange Commission.

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                  1996       1995
                                                                  ----       ----
                                                                 ($ IN THOUSANDS)
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................    $ 27,862    $ 4,805
  Receivables...............................................       2,365      1,708
  Inventories...............................................       2,060      1,370
  Prepaid expenses..........................................       1,272        575
                                                                --------    -------
     Total Current Assets...................................      33,559      8,458
Property and Equipment, net.................................     140,402     61,009
Note Receivable -- Related Party............................                  1,512
Goodwill, net...............................................       6,918      1,367
Other Assets................................................       3,118        909
                                                                --------    -------
     Total..................................................    $183,997    $73,255
                                                                ========    =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.........................    $  1,738    $   150
  Accounts payable..........................................       8,223      2,858
  Accrued expenses..........................................       1,715      3,790
  Deferred revenue, net.....................................      14,125      8,866
                                                                --------    -------
     Total Current Liabilities..............................      25,801     15,664
Long-Term Debt, less current portion........................       3,825        200
Advances -- Related Parties.................................                  1,254
Deferred Taxes..............................................       8,969      9,115
Minority Interest...........................................                  1,210
Commitments and Contingencies
Stockholders' Equity:
  Common stock, par value $ .01 share:
     Authorized 50,000,000 shares
     Issued and outstanding 13,241,798 shares and 9,157,500
      shares in 1996 and 1995, respectively.................         132         93
  Additional paid-in-capital................................     130,534     37,446
  Retained earnings.........................................      14,736      8,273
                                                                --------    -------
     Total Stockholders' Equity.............................     145,402     45,812
                                                                --------    -------
     Total..................................................    $183,997    $73,255
                                                                ========    =======

                See notes to consolidated financial statements.

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                  1996           1995       1994
                                                                  ----           ----       ----
                                                                ($ IN THOUSANDS EXCEPT FOR SHARE
                                                                       AND PER SHARE DATA)
REVENUE:
  Speedway admissions......................................    $    20,248    $   17,375   $15,278
  Other speedway revenue...................................         13,041         7,654     7,181
  Merchandise, tires and accessories.......................         21,886        16,976    18,059
                                                               -----------    ----------   -------
     Total Revenue.........................................         55,175        42,005    40,518
EXPENSES:
  Operating expenses.......................................         18,067        14,060    13,322
  Cost of sales............................................         12,834         9,672    10,169
  Depreciation and amortization............................          3,167         2,563     2,018
  Selling, general and administrative......................          6,185         4,631     4,632
                                                               -----------    ----------   -------
  Total Expenses...........................................         40,253        30,926    30,141
Operating Income...........................................         14,922        11,079    10,377
Interest Income (Expense), net.............................          1,950          (895)   (1,005)
                                                               -----------    ----------   -------
Income Before Income Taxes.................................         16,872        10,184     9,372
Income Taxes...............................................          5,992         3,410     3,032
                                                               -----------    ----------   -------
  Net Income...............................................    $    10,880    $    6,774   $ 6,340
                                                               ===========    ==========   =======
  Pro Forma Net Income Per Share...........................    $       .90    $      .84
                                                               ===========    ==========
  Pro Forma Weighted Average Number of Shares..............     12,128,920     8,077,245
                                                               ===========    ==========

                See notes to consolidated financial statements.

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                    ADDITIONAL
                                                          COMMON     PAID-IN      RETAINED
                                                          STOCK      CAPITAL      EARNINGS     TOTAL
                                                          ------    ----------    --------     -----
                                                                        ($ IN THOUSANDS)
Balance, January 1, 1994..............................     $ 78      $  2,485     $10,524     $ 13,087
  Net income..........................................                              6,340        6,340
  Dividends...........................................                             (9,240)      (9,240)
                                                           ----      --------     -------     --------
Balance, December 31, 1994............................       78         2,485       7,624       10,187
  Net income..........................................                              6,774        6,774
  Dividends...........................................                             (6,125)      (6,125)
  Capital contribution (Note 8).......................                 19,976                   19,976
  Stock issuance......................................       15        14,985                   15,000
                                                           ----      --------     -------     --------
Balance, December 31, 1995............................       93        37,446       8,273       45,812
  Sale of common stock................................       37        82,703                   82,740
  Competition Tire West, Inc. transaction (Note 3)....                    (28)     (4,417)      (4,445)
  Acquisition of minority interest (Note 3)...........                  2,063                    2,063
  Stock issuance (Note 4).............................        2         8,350                    8,352
  Net income..........................................                             10,880       10,880
                                                           ----      --------     -------     --------
Balance, December 31, 1996............................     $132      $130,534     $14,736     $145,402
                                                           ====      ========     =======     ========

                See notes to consolidated financial statements.

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                  1996        1995       1994
                                                                  ----        ----       ----
                                                                       ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $ 10,880    $  6,774    $ 6,340
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................       3,167       2,563      2,018
     Changes in assets and liabilities which provided (used)
       cash:
       Receivables..........................................        (431)        (75)      (852)
       Inventories, prepaid expenses and other assets.......      (2,784)        323       (128)
       Accounts payable and accrued liabilities.............       2,522       4,461     (2,364)
       Deferred revenue.....................................       5,259         275      3,108
                                                                --------    --------    -------
     Net cash provided by operating activities..............      18,613      14,321      8,122
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions of property and equipment, net..................     (73,812)    (14,205)    (5,602)
  Acquisition of Competition Tire South, Inc. (Note 3)......        (758)
  Competition Tire West, Inc. transaction (Note 3)..........      (3,326)
  Acquisitions of minority interest in subsidiaries.........        (622)       (520)      (200)
                                                                --------    --------    -------
     Net cash used in investing activities..................     (78,518)    (14,725)    (5,802)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock........................      82,740
  Capital contribution......................................                  19,976
  Proceeds from issuance of debt............................      14,016       4,672      2,000
  Principal payments on long-term debt......................     (12,540)    (16,837)    (1,520)
  Distribution to Parent....................................                  (3,600)    (1,650)
  Dividends.................................................                    (385)      (240)
  Repayment of advances - related party.....................      (1,254)
                                                                --------    --------    -------
     Net cash provided by (used in) financing activities....      82,962       3,826     (1,410)
                                                                --------    --------    -------
Net Increase in Cash and Cash Equivalents...................      23,057       3,422        910
Cash and Cash Equivalents at Beginning of Period............       4,805       1,383        473
                                                                --------    --------    -------
Cash and Cash Equivalents at End of Period..................    $ 27,862    $  4,805    $ 1,383
                                                                ========    ========    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest..................    $    133    $  1,041    $ 1,040
                                                                ========    ========    =======
  Cash paid during the period for taxes.....................    $  9,279    $  1,168    $ 2,528
                                                                ========    ========    =======
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Increase in debt associated with acquisitions (Note 3)....    $  3,738
                                                                ========
  Decrease in minority interest from acquisitions (Note
     3).....................................................    $  1,210
                                                                ========
  Stock issued for land purchase (Note 4)...................    $  8,352
                                                                ========

                See notes to consolidated financial statements.

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     The consolidated financial statements include the accounts of Penske Motorsports, Inc. (the Company) and its wholly-owned subsidiaries Michigan International Speedway, Inc. d/b/a Michigan Speedway (MS), Pennsylvania International Raceway, Inc. d/b/a Nazareth Speedway (NS), The California Speedway Corporation d/b/a California Speedway (TCS), Motorsports International Corp. (MIC), Competition Tire West, Inc. (CTW) and Competition Tire South, Inc.
(CTS). The Company is a majority-owned subsidiary of Penske Corporation (the Parent). All material intercompany balances and transactions have been eliminated.

     Nature of Operations -- The Company generates a predominant portion of its revenue from operating Michigan Speedway and Nazareth Speedway, and is constructing the California Speedway, which will begin operations in 1997. The Company also sells motorsports related merchandise and apparel and racing tires and accessories.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents -- The Company considers all investments with a maturity of three months or less, at purchase, as cash equivalents.

     Inventories -- Inventories are stated at the lower of cost or market, with cost determined primarily by the first in, first out (FIFO) method.

     Property and Equipment and Goodwill -- Property and equipment is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets as follows:

                                                                 YEARS
                                                                 -----
Buildings and Improvements..................................    10 - 40
Equipment...................................................     2 - 15

     Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized primarily over a period of 40 years. Accumulated amortization was $326,000 and $182,000 at December 31, 1996 and 1995, respectively.

     The carrying values of property and equipment and goodwill are evaluated for impairment based upon expected future undiscounted cash flows.

     Investments -- The Company has a 4% ownership interest in the stock of North Carolina Motor Speedway, Inc., which owns and operates Rockingham Motor Speedway. This investment is recorded at cost, which was $1,131,000 as of December 31, 1996. The Company has a right of first refusal to acquire a controlling interest at fair market value should a sale occur.

     Revenue Recognition -- Race related revenue and expenses are recognized upon completion of an event. Deferred revenue represents advance race related revenue, net of expenses, on future races. Revenue from the sale of merchandise, tires and accessories is recognized at the time of sale. Operating expenses include race-related expenses and other operating costs. Cost of sales relates entirely to merchandise, tires and accessories sales.

     Income Taxes -- Deferred taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Prior to the purchase of CTW by the Company in March, 1996, CTW was a Subchapter S Corporation under the Internal Revenue Code whereby the shareholders are taxed on the proportionate share of the Company's federal taxable income. Therefore, no provision or liability for federal income taxes was included in the consolidated financial statements prior to 1996 for CTW.

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results will likely differ from those which are estimated, however, such differences are not expected to be material.

     Reclassifications -- Certain reclassifications have been made to prior period financial statements to conform with the 1996 presentation.

3. INITIAL PUBLIC OFFERING AND RELATED ACQUISITIONS

     Initial Public Offering -- On March 27, 1996, the Company completed its initial public offering (IPO) of 3,737,500 shares of common stock. The initial offering price was $24 per share with net proceeds to the Company of $82.7 million. The net proceeds from the offering were used to repay outstanding balances on the Company's credit facilities (approximately $10.6 million) with the remainder to be used to fund the construction of the California Speedway (Note 4).

     Acquisition of Minority Interest in NS -- Immediately prior to the effective date of the IPO, an investor in NS exchanged 2,557 shares of NS for 92,500 shares of common stock of the Company. This transaction resulted in recording goodwill of approximately $2 million.

     Acquisition of Minority Interest in CTW and Capital Distribution -- On March 21, 1996, the Company acquired 100% of the common stock of CTW for $7.4 million, of which $4.3 million was paid to the two selling shareholders in cash with the balance of $3.1 million payable over a term not to exceed five years with interest at 8% per annum. The acquisition of the shares of the former 40% CTW shareholder was accounted for as an acquisition of a minority interest and resulted in recording goodwill of approximately $1.9 million. The former controlling shareholder of CTW (60%) is also the controlling shareholder of the Company, therefore, the excess of the amount paid for such shares over the net book value of assets acquired (approximately $2.9 million) was recorded as a capital distribution.

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

     Acquisition of CTS Common Stock -- On March 21, 1996, the Company acquired the common shares of CTS not owned by CTW (approximately 67%) for cash and notes totaling approximately $2.2 million. Notes payable of approximately $830,000 are payable over a term not to exceed five years with interest at 8% per annum. This acquisition was accounted for using the purchase method of accounting and resulted in recording $1.7 million of goodwill. CTS has been included in the consolidated financial statements from the date acquired. Had the acquisition occurred as of January 1, 1996, the pro-forma effect on revenues would have been an increase of $1.4 million with an immaterial impact on net income and earnings per share.

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                               DECEMBER 31,
                                                            ------------------
                                                              1996      1995
                                                              ----      ----
                                                              (IN THOUSANDS)
Land and improvements.....................................  $ 85,469   $35,976
Buildings and improvements................................    63,685    33,337
Equipment.................................................     6,929     4,656
                                                            --------   -------
                                                             156,083    73,969
Less accumulated depreciation.............................    15,681    12,960
                                                            --------   -------
                                                            $140,402   $61,009
                                                            ========   =======

     The Company is currently constructing the California Speedway with an estimated cost of approximately $105 million. Construction costs in-progress through December 31, 1996 approximated $63 million.

     In December 1996, the Company acquired 54 acres of commercial property located adjacent to the property on which the Company is building the California Speedway from a noncontrolling shareholder of the Company. The purchase price for the property was $13.4 million, which the Company paid in cash of $5 million and by the issuance of 254,298 shares of the Company's common stock.

5. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                 DECEMBER 31,
                                                                --------------
                                                                 1996     1995
                                                                 ----     ----
                                                                (IN THOUSANDS)
Notes payable through 2006, bearing interest at rates
  ranging from 8.0% to 8.5%.................................    $5,563    $350
Less current portion........................................     1,738     150
                                                                ------    ----
                                                                $3,825    $200
                                                                ======    ====

     The following table presents the expected repayment of the long-term debt (in thousands):

1997........................................................    $1,738
1998........................................................     1,219
1999........................................................       876
2000........................................................       884
2001........................................................       117
2002 and thereafter.........................................       729
                                                                ------
                                                                $5,563
                                                                ======

     Notes payable at December 31, 1996 include $3.1 million which is due to related parties as a result of the purchase of CTW (see Note 3) and $1.7 million which is secured by certain parcels of land included in property and equipment.

     At December 31, 1996 the carrying value of the debt approximates fair value.

     The Company has a $20 million unsecured revolving line of credit, all of which was available as of December 31, 1996.

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

6. EMPLOYEE BENEFIT PLANS

     The Company participates in a non-contributory profit-sharing plan which covers employees who meet certain length of service requirements. Contributions of approximately $100,000 were made to the plan during each of the years ended December 31, 1996, 1995 and 1994.

     Employees are also covered by the Penske Corporation Savings Retirement Plan, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company's expense related to this plan, which began in July 1994, was $80,000 in 1996, $66,000 in 1995 and $20,000 in 1994.

7. TAXES

     The provision for income taxes consists of the following (in thousands):

                                                                 1996      1995      1994
                                                                 ----      ----      ----
Current.....................................................    $5,753    $3,466    $3,173
Deferred....................................................       239       (56)     (141)
                                                                ------    ------    ------
Total.......................................................    $5,992    $3,410    $3,032
                                                                ======    ======    ======

     A reconciliation of taxes computed at the federal statutory rate and the consolidated effective rate is as follows (in thousands):

                                                         1996       1995       1994
                                                         ----       ----       ----
Income before income taxes..........................    $16,872    $10,184    $9,372
                                                        -------    -------    ------
Taxes computed at statutory rate....................    $ 5,905    $ 3,463    $3,186
Earnings taxable at shareholder level - CTW.........        (10)      (179)     (181)
Other...............................................         97        126        27
                                                        -------    -------    ------
Total income tax expense............................    $ 5,992    $ 3,410    $3,032
                                                        -------    -------    ------
Effective tax rate..................................       35.5%      33.5%     32.4%
                                                        =======    =======    ======

     Temporary differences which give rise to deferred tax (assets) and liabilities are as follows (in thousands):

                                                                 1996      1995
                                                                 ----      ----
Property....................................................    $8,969    $9,083
Other.......................................................         3      (350)
                                                                ------    ------
Total.......................................................    $8,972    $8,733
                                                                ======    ======
Current.....................................................    $    3    $ (382)
Non-current.................................................     8,969     9,115
                                                                ------    ------
Total.......................................................    $8,972    $8,733
                                                                ======    ======

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

8. RELATED PARTY TRANSACTIONS

     The following is a summary of significant related party balances and transactions as of and for the years ended December 31 (in thousands):

                                                         1996      1995       1994
                                                         ----      ----       ----
Balances included in assets and liabilities:
  Accounts receivable - affiliates..................    $  339    $   158    $   165
                                                        ======    =======    =======
  Accounts payable - affiliates.....................    $1,702    $ 1,658    $   350
                                                        ======    =======    =======
  Accrued expenses payable to affiliates............    $  405
                                                        ======
Other transactions:
  Dividends.........................................              $ 6,125    $ 9,240
  Advances from affiliates..........................               (2,525)    (7,590)
                                                                  -------    -------
  Net distribution to Parent........................              $ 3,600    $ 1,650
                                                                  =======    =======
  Sales to affiliates...............................    $2,005    $ 1,786    $ 1,547
                                                        ======    =======    =======
  Purchases from affiliates.........................    $  587    $   223    $   296
                                                        ======    =======    =======

     The Parent bills the Company for services rendered and expenses incurred by the Parent for the benefit of the Company. During the year ended December 31, 1996, the Company paid the Parent $478,000 for general and operating expenses. The Company also paid the Parent $1.5 million for its portion of taxes relating to periods prior to the IPO. Prior to the IPO income taxes were charged to the Company for its allocated share of income taxes on the basis of the Company as a separate tax group.

     The following table reflects the components of the Parent company charges prior to 1996:

                                                                           GENERAL AND
                                                               INCOME       OPERATING
                                                               TAXES        EXPENSES        TOTAL
                                                               ------      -----------      -----
1995.....................................................    $3,410,000    $1,051,000     $4,461,000
1994.....................................................     3,032,000       968,000      4,000,000

     During 1995, the Company received a capital contribution of $19,976,000 from PSH Corp., an affiliate.

     The Company has a five-year agreement with a shareholder of the Company to provide sanitary wastewater treatment services to the California Speedway. The agreement provides for annual payments of $88,800, adjusted annually by increases in the Consumer Price Index. The agreement also grants an option to the Company to purchase such shareholder's wastewater treatment facility.

     The Company has an agreement to reimburse a shareholder of the Company $1,137,500 for costs incurred by such shareholder in connection with the preparation of the California Speedway for its development and construction. As of December 31, 1996, $812,500 of this commitment had been paid with the balance due in 1997.

     The Company pays fees to the sanctioning bodies which conduct racing events at its speedways, including the National Association for Stock Car Auto Racing, Inc. (NASCAR). NASCAR is an affiliate of a significant shareholder. The Company, through its subsidiaries, paid NASCAR sanction fees, prize money and points funds of $3.8 million, $2.8 million and $2.3 million for the years ended December 31, 1996, 1995 and 1994, respectively.

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

9. COMMON STOCK AND STOCK OPTIONS

     Prior to the completion of the IPO, the Company effected a recapitalization pursuant to which the Company (i) increased its authorized shares of common stock to 50,000,000 shares, (ii) effected a 91.575-to-one share split, and (iii) converted 15,000 shares of outstanding preferred stock to 1,373,625 shares of common stock.

     The pro forma net income per share reflects the weighted average number of post-split shares outstanding of 12,128,920 and 8,077,245 for the years ended December 31, 1996 and 1995, including the dilutive effect of the number of shares issued equivalent to the $2.9 million capital distribution of 121,667 shares based on the offering price of $24 per share.

     In March 1996, the stockholders of the Company approved a stock incentive plan whereby key employees and certain outside consultants and advisors of the Company and its subsidiaries may receive awards of stock options, stock appreciation rights or restricted stock. A maximum of 400,000 shares of common stock may be issued under this plan. During 1996, the Company granted options to purchase 75,000 shares of common stock to certain officers of the Company at a price of $24 per share, all of which were outstanding as of December 31, 1996. These options may be exercised incrementally over a period of five years and expire after ten years. As of December 31, 1996, 10%, or 7,500, of these options were exercisable. The weighted average fair value of options granted during the year is $9.90 per share.

     The Company applies APB Opinion 25 and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized in the consolidated statements of operations. If the Company had recognized compensation cost in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company would have reported net income of $10.8 million and earnings per share of $.89. The Black-Sholes valuation model was used, assuming an average life of the options of five years, a discount rate of 6.15%, no dividend payout and a volatility of 35%.

NOTE 10 -- SELECTED QUARTERLY DATA (UNAUDITED)

     The following table presents the Company's quarterly results for the most recent eight quarters (in thousands, except per share amounts).

                                  FIRST QUARTER      SECOND QUARTER       THIRD QUARTER      FOURTH QUARTER
                                -----------------   -----------------   -----------------   -----------------
                                 1996      1995      1996      1995      1996      1995      1996      1995
                                 ----      ----      ----      ----      ----      ----      ----      ----
Revenue.......................  $ 3,642   $ 2,862   $24,614   $17,310   $23,962   $19,197   $ 2,957   $ 2,636
Operating income..............   (1,521)   (1,529)    9,829     6,631     9,321     7,393    (2,707)   (1,416)
Net income (loss).............     (990)   (1,157)    6,717     4,237     6,499     4,812    (1,346)   (1,118)
Net income (loss) per share...  $  (.10)  $  (.15)  $   .52   $   .54   $   .50   $   .61   $  (.10)  $  (.13)

     Net income per share for the first quarter of 1996 and for each of the quarters in 1995 are pro forma to reflect the dilutive effect of the number of shares issued equivalent to the $2.9 million capital distribution of 121,667 shares based on the offering price of $24 per share (see notes 3 and 9).

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
Penske Motorsports, Inc.

     We have audited the accompanying consolidated balance sheets of Penske Motorsports, Inc., and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP     DELOITTE & TOUCHE LOGO

Detroit, Michigan
January 20, 1997

                              REPORT OF MANAGEMENT

     The consolidated financial statements of Penske Motorsports, Inc. and subsidiaries (the Company) have been prepared by management and have been audited by the Company's independent auditors, Deloitte & Touche LLP. Management is responsible for the consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles and include amounts based on management's judgments.

     Management is also responsible for maintaining internal accounting control systems designed to provide reasonable assurance, at appropriate cost, that assets are recorded in accordance with established policies and procedures. The Company's systems are under continuing review and are supported by, among other things, business conduct and other written guidelines and the selection and training of qualified personnel.

     The Board of Directors is responsible for the Company's financial and accounting policies, practices and reports. Its Audit Committee meets annually with the independent auditors and representatives of management to discuss and make inquiries into their activities. The independent auditors have free access to the Audit Committee, with and without management representatives in attendance, to discuss the results of the audit, the adequacy of internal accounting controls, and the quality of the financial reporting.

     It is management's conclusion that the system of internal accounting controls at December 31, 1996 provides reasonable assurance that the books and records reflect the transactions of the Company and that the Company has complied with its established policies and procedures.

ROGER S. PENSKE
Roger S. Penske
Chairman
RICHARD J. PETERS
Richard J. Peters
President and Chief Executive Officer

January 20, 1997

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed on or before April 29, 1997, and such information is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed on or before April 29, 1997, and such information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed on or before April 29, 1997, and such information is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed on or before April 29, 1997, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Listing of Documents:

     (1) Financial Statements. The Company's consolidated Financial Statements included in Item 8 hereof, as required at December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995, and 1994, consist of the following:

        Consolidated Balance Sheets
        Consolidated Statements of Income
        Consolidated Statements of Changes in Stockholder's Equity Consolidated Statements of Cash Flows
        Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules for 1996, 1995, and 1994.

         None. These schedules are omitted because the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission or the schedule is otherwise not required to be submitted.

     (3) Exhibits.

                                    EXHIBITS

EXHIBIT
 NUMBER
-------
                                DOCUMENT
------------------------------------------------------------------------
(B)3.1      Amended and Restated Certificate of Incorporation of Penske
            Motorsports, Inc.
(B)3.2      Amended and Restated Bylaws of Penske Motorsports, Inc.
(B)4.1      Form of Common Stock Certificate
(C)10.1     Credit Agreement dated August 16, 1996 between Penske
            Motorsports, Inc., and NationsBank N.A.
(A)10.2     Purchase Agreement and Escrow Instructions dated October 8,
            1996 among Kaiser Ventures, Inc., The California Speedway
            Corporation and Penske Motorsports, Inc.
(A)10.3     Conditional Demand Registration Rights Agreement dated
            December 12, 1996, between Penske Motorsports, Inc., and
            Kaiser Ventures, Inc.
(A)10.4     Water Rights Agreement Extension dated December 11, 1996
            between Kaiser Ventures Inc., and The California Speedway
            Corporation
(B)10.11    Organization Agreement, dated November 22, 1995 by and among
            PSH Corp., Kaiser Ventures, Inc., and Penske Motorsports,
            Inc. (f/k/a Penske Speedway Holdings Corp.)
(B)10.12    Shareholders Agreement, dated November 22, 1995 by and among
            PSH Corp., Kaiser Ventures, Inc., and Penske Motorsports,
            Inc. (f/k/a Penske Speedway Holdings Corp.)
(B)10.13    Water Rights Agreement, dated November 21, 1995 by and
            between Kaiser Ventures, Inc., and The California Speedway
            Corporation (successor by merger to Speedway Development
            Corporation).
(B)10.14    Access Agreement, dated as of November 22, 1995, by and
            among Kaiser Ventures, Inc., Kaiser Land Development, Inc., and The California Speedway Corporation.
(B)10.15    Sewer Services Agreement, dated as of November 21, 1995
            between Kaiser Ventures, Inc., and The California Speedway
            Corporation (successor by merger to Speedway Development
            Corporation).
(B)10.16*   1996 Penske Motorsports Stock Incentive Plan
(B)10.17    Lease Agreement, dated December 1, 1994, between Michigan
            Speedway, Inc. f/k/a Penske Speedway Inc.) and Motorsports
            International Corp.
(B)10.18    Trade Name and Trademark Agreement dated October 18, 1995, between Penske Speedway, Inc., Penske Speedways Holding
            Corp., and Penske System, Inc.
(B)10.24    Registration Rights Agreement, dated March 21, 1996, between
            Penske Motorsports, Inc., and Kaiser Ventures, Inc.
(B)10.25    First Amendment to Shareholders Agreement, dated March 21,
            1996, by and among PSH Corp., Kaiser Ventures, Inc., and
            Penske Motorsports, Inc. (f/k/a Penske Speedways Holding
            Corp.)
(B)10.26    Agreement, dated March 21, 1996, among PSH Corp., Penske
            Motorsports, Inc., and Kaiser Ventures, Inc., amending the
            Organization Agreement
(B)10.27    Stock Purchase Agreement, dated as of March 21, 1996, by and among Roger S. Penske and J.W.A. Woody, Jr., and Penske
            Motorsports, Inc.
(B)10.28    Stock Purchase Agreement, dated as of March 21, 1996, by and among Competition Tire West, Inc., Competition Tire East,
            Inc., Checkered Flag, Inc., and Penske Motorsports, Inc.
(B)10.29    Stock Purchase Agreement, dated as of March 6, 1996, by and among Penske Motorsports, Inc., and James E. Williams.
(B)21.1     Subsidiaries of Penske Motorsports, Inc.
(A)23.1     Consent of Deloitte & Touche, LLP
(A)27       Financial Data Schedule

------------------------
LEGEND FOR EXHIBITS

(A) Filed herewith.

(B) Incorporated by reference from the Company's Registration Statement No. 333-692 on Form S-1, filed with the SEC on January 29, 1996, as amended.

(C) Incorporated by reference from the Company's Quarterly Report on Form 1O-Q for the quarter ended September 30, 1996, filed with the Securities and Exchange Commission.

 *  Denotes a compensatory plan, contract or arrangement.

     (4) Undertakings. The Company will furnish to any stockholder a copy of the above exhibits upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy.

(b) Reports on Form 8-K

     The Company filed no Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Detroit, State of Michigan, on the 26th day of March, 1997.

                                          PENSKE MOTORSPORTS, INC.

                                          By:      /s/ RICHARD J. PETERS

                                            ------------------------------------
                                                     RICHARD J. PETERS
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons in the capacities and on the date indicated.

                       SIGNATURES                                     TITLE                  DATES
                       ----------                                     -----                  -----
                  /s/ ROGER S. PENSKE                     Chairman of the Board          March 26, 1997
--------------------------------------------------------
                    ROGER S. PENSKE

                /s/ WALTER P. CZARNECKI                   Vice Chairman of the Board     March 26, 1997
--------------------------------------------------------
                  WALTER P. CZARNECKI

                 /s/ RICHARD J. PETERS                    President, Chief Executive     March 26, 1997
--------------------------------------------------------    Officer and Director
                   RICHARD J. PETERS                        (Principal executive
                                                            officer)

                    /s/ H. LEE COMBS                      Director                       March 26, 1997
--------------------------------------------------------
                      H. LEE COMBS

                 /s/ GARY W. DICKINSON                    Director                       March 26, 1997
--------------------------------------------------------
                   GARY W. DICKINSON

                 /s/ WILLIAM C. FRANCE                    Director                       March 26, 1997
--------------------------------------------------------
                   WILLIAM C. FRANCE

                 /s/ GREGORY W. PENSKE                    Director                       March 26, 1997
--------------------------------------------------------
                   GREGORY W. PENSKE

                /s/ RICHARD E. STODDARD                   Director                       March 26, 1997
--------------------------------------------------------
                  RICHARD E. STODDARD

                 /s/ JAMES E. WILLIAMS                    Director                       March 26, 1997
--------------------------------------------------------
                   JAMES E. WILLIAMS

                  /s/ JAMES H. HARRIS                     Principal Financial and        March 26, 1997
--------------------------------------------------------    Accounting Officer
                    JAMES H. HARRIS

                                   EXHIBITS
                                   --------



EXHIBIT
NUMBER          DOCUMENT
------          --------

(B)3.1          Amended and Restated Certificate of Incorporation of Penske
                Motorsports, Inc.
(B)3.2          Amended and Restated Bylaws of Penske Motorsports, Inc.
(B)4.1          Form of Common Stock Certificate
(C)10.1         Credit Agreement dated August 16, 1996 between Penske
                Motorsports, Inc., and NationsBank N.A.
(A)10.2 Purchase Agreement and Escrow Instructions dated October 8, 1996 among Kaiser Ventures, Inc., The California
                Speedway Corporation and Penske Motorsports, Inc.
(A)10.3         Conditional Demand Registration Rights Agreement dated December
                12, 1996 between Penske Motorsports, Inc., and
                Kaiser Ventures, Inc.
(A)10.4 Water Rights Agreement Extension dated December 11, 1996 between Kaiser Ventures Inc., and The California Speedway
                Corporation
(B)10.11        Organization Agreement, dated November 22, 1995 by and among
                PSH Corp., Kaiser Ventures, Inc., and Penske
                Motorsports, Inc. (f/k/a Penske Speedway Holdings Corp.)
(B)10.12        Shareholders Agreement, dated November 22, 1995 by and among
                PSH Corp., Kaiser Ventures, Inc., and Penske
                Motorsports, Inc. (f/k/a Speedway Holdings Corp.)
(B)10.13        Water Rights Agreement, dated November 21, 1995 by and between
                Kaiser Ventures, Inc., and The California Speedway Corporation
                (successor by merger to Speedway Development Corporation).
(B)10.14 Access Agreement, dated as of November 22, 1995, by and among Kaiser Ventures, Inc., Kaiser Land Development, Inc., and The
                California Speedway Corporation.
(B)10.15        Sewer Services Agreement, dated as of November 21, 1995 between
                Kaiser Ventures, Inc., and The California Speedway Corporation
                (successor by merger to Speedway Development Corporation).
(B)10.16*       1996 Penske Motorsports Stock Incentive Plan
(B)10.17        Lease Agreement, dated December 1, 1994, between Michigan
                Speedway, Inc. (f/k/a Penske Speedway Inc.) and Motorsports
                International Corp.
(B)10.18 Trade Name and Trademark Agreement dated October 18, 1995, between Penske Speedway, Inc., Penske Speedways Holding Corp., and Penske System, Inc.
(B)10.24        Registration Rights Agreement, dated March 21, 1996, between
                Penske Motorsports, Inc. and Kaiser Ventures, Inc.
(B)10.25 First Amendment to Shareholders Agreement, dated March 21, 1996, by and among PSH Corp., Kaiser Ventures, Inc., and Penske
                Motorsports, Inc. (f/k/a Penske Speedways Holding Corp.)
(B)10.26        Agreement, dated March 21, 1996, among PSH Corp., Penske
                Motorsports, Inc., and Kaiser Ventures, Inc., amending the
                Organization Agreement
(B)10.27 Stock Purchase Agreement, dated as of March 21, 1996, by and among Roger S. Penske and J.W.A. Woody, Jr., and Penske
                Motorsports, Inc.
(B)10.28 Stock Purchase Agreement, dated as of March 21, 1996, by and among Competition Tire West, Inc., Competition Tire East, Inc.,
                Checkered Flag, Inc., and Penske Motorsports, Inc.
(B)10.29 Stock Purchase Agreement, dated as of March 6, 1996, by and among Penske Motorsports, Inc., and James E. Williams.
(B)21.1         Subsidiaries of Penske Motorsports, Inc.
(A)23.1         Consent of Deloitte & Touche, LLP.
(A)27           Financial Data Schedule

--------------
LEGEND FOR EXHIBITS

(A)             Filed herewith.
(B)             Incorporated by reference from the Company's Registration
                Statement No. 333-692 on Form S-1, filed with the SEC on January
                29, 1996, as amended.
(C)             Incorporated by reference from the Company's Quarterly Report on
                Form 10-Q for the quarter ended September 30, 1996, filed with the SEC.
--------------

*Denotes a compensatory plan, contract or arrangement.