Form 10-Q
period 1997-03-31
PENSKE MOTORSPORTS INC
filed 1997-05-13
CIK 1006605

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549



                                   FORM 10-Q

(Mark one)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

( ) Transition report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period ___ to ___.

                          Commission File No. 0-28044



                            PENSKE MOTORSPORTS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                         51-0369517
           --------                                         ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)


13400 OUTER DRIVE WEST, DETROIT, MICHIGAN                   48239-4001
-----------------------------------------                   ----------
(Address of principal executive offices)                (including zip code)


                                  313-592-8255
                                  ------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK $0.01 PAR VALUE                              13,241,798 SHARES
----------------------------                              -----------------
         CLASS                                       OUTSTANDING AT MAY 1, 1997


                         This report contains 16 pages.

                               TABLE OF CONTENTS




                                                                       PAGE NO.
                                                                       --------
PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS.

           Consolidated Balance Sheets                                     3

           Consolidated Statements of Operations                           4

           Consolidated Statements of Cash Flows                           5

           Notes to Consolidated Financial Statements                      6

           Independent Accountants' Review Report                          8

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                9

PART II - OTHER INFORMATION

     ITEM 2. LEGAL PROCEEDINGS.                                           14

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                            14

           Signature                                                      15

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                   March 31,             December 31,
                                ASSETS                               1997                    1996
                                ------                            ----------             ------------
                                                                 (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                        $ 13,172                $ 27,862
   Receivables                                                         8,369                   2,365
   Inventories                                                         3,429                   2,060
   Prepaid expenses                                                    1,004                   1,272
                                                                    --------                --------
        TOTAL CURRENT ASSETS                                          25,974                  33,559

PROPERTY AND EQUIPMENT, net                                          169,718                 140,402

GOODWILL, net                                                          6,871                   6,918

OTHER ASSETS                                                           4,530                   3,118
                                                                    --------                --------

TOTAL                                                               $207,093                $183,997
                                                                    ========                ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
   Current portion of long-term debt                                $  1,214                $  1,738
   Accounts payable and accrued expenses                              12,623                   9,938
   Deferred revenue, net                                              36,872                  14,125
                                                                    --------                --------
        TOTAL CURRENT LIABILITIES                                     50,709                  25,801

LONG-TERM DEBT, less current portion                                   3,553                   3,825

DEFERRED TAXES                                                         8,940                   8,969

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01 per share:
        Authorized 50,000,000 shares
        Issued and outstanding 13,241,798
           shares in 1997 and 1996                                       132                     132
   Additional paid-in-capital                                        130,534                 130,534
   Retained earnings                                                  13,225                  14,736
                                                                    --------                --------
        TOTAL STOCKHOLDERS' EQUITY                                   143,891                 145,402
                                                                    --------                --------

TOTAL                                                               $207,093                $183,997
                                                                    ========                ========


See accompanying notes to unaudited consolidated financial statements

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                  (Unaudited)




                                                                   THREE MONTHS ENDED MARCH 31,
                                                                -----------------------------------
                                                                    1997                    1996
                                                                ------------            -----------
REVENUES - Merchandise, tires and accessories                   $      5,375            $     3,715

EXPENSES:
   Operating                                                           2,286                  2,006
   Cost of sales                                                       3,176                  2,099
   Depreciation and amortization                                         789                    660
   Selling, general and administrative                                 1,730                    471
                                                                 -----------             ----------
        TOTAL EXPENSES                                                 7,981                  5,236
                                                                 -----------             ----------

OPERATING LOSS                                                        (2,606)                (1,521)

INTEREST INCOME (EXPENSE), net                                           125                     (6)
                                                                 -----------             ----------

LOSS BEFORE INCOME TAXES                                              (2,481)                (1,527)

INCOME TAX BENEFIT                                                       970                    537
                                                                 -----------             ----------

NET LOSS                                                        $     (1,511)           $      (990)
                                                                ============            ===========

NET LOSS PER SHARE (See Note 2)                                 $       (.11)
                                                                ============

PRO FORMA NET LOSS PER SHARE (See Note 2)                                               $      (.10)
                                                                                        ===========

WEIGHTED AVERAGE NUMBER OF SHARES (See Note 2)                    13,241,798
                                                                 ===========

PRO FORMA WEIGHTED AVERAGE NUMBER OF SHARES (See Note 2)                                  9,483,777
                                                                                         ==========




See accompanying notes to unaudited consolidated financial statements

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)




                                                                                THREE MONTHS ENDED MARCH 31,
                                                                             -----------------------------------
                                                                                 1997                    1996
                                                                             ------------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $ (1,511)              $   (990)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
        Depreciation and amortization                                                 789                    660
        Changes in assets and liabilities which provided (used) cash:
        Receivables                                                                (6,004)                (3,629)
        Inventories, prepaid expenses and other assets                             (2,513)                  (436)
        Accounts payable and accrued liabilities                                    2,656                    824
        Deferred revenue                                                           22,747                  7,043
                                                                                 --------               --------
        Net cash provided by operating activities                                  16,164                  3,472

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of property and equipment, net                                       (30,058)               (11,737)
   Acquisition of Competition Tire South, Inc.                                                              (578)
   Competition Tire West, Inc. transaction                                                                (3,117)
                                                                                 --------               --------
        Net cash used in investing activities                                     (30,058)               (15,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                                                         12,089
   Repayment of debt                                                                 (796)
   Advances to affiliates                                                                                 (1,192)
                                                                                 --------               --------
        Net cash provided by (used in) financing activities                          (796)                10,897
                                                                                 --------               --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (14,690)                (1,063)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   27,862                  4,805
                                                                                 --------               --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 13,172               $  3,742
                                                                                 ========               ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for interest                                      $    298               $     26
   Cash paid during the period for taxes                                                                      65

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Receivable from underwriter - initial public offering                                                $ 83,645
   Increase in debt associated with acquisitions                                                           3,738
   Decrease in minority interest associated with acquisitions                                              1,210


See accompanying notes to unaudited consolidated financial statements

                            PENSKE MOTORSPORTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENTS.      The consolidated financial statements
include the accounts  of Penske Motorsports, Inc. (the Company) and its
wholly-owned   subsidiaries,  Michigan  International  Speedway,  Inc.,
Pennsylvania International Raceway, Inc., The California Speedway Corporation, Motorsports International Corp., Competition Tire West, Inc.
(CTW) and Competition Tire South, Inc. All material intercompany balances and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997 and December 31, 1996, and the results of operations and cash flows of the Company for the three months ended March 31, 1997 and 1996.

The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Because of the seasonal concentration of racing events, the results of operations for the three months ended March 31, 1997 and 1996 are not indicative of the results to be expected for the year.

NOTE 2 - COMMON  STOCK LOSS PER SHARE.   Net loss per share for the  three
months ended March 31,  1997 reflects the weighted average  number of shares
outstanding of 13,241,798.   The pro forma net  loss per share for the  three
months ended March 31, 1996 reflects the weighted average number of shares outstanding for the period of 9,362,110 plus the dilutive effect of the number of shares equivalent to the $2.9 million capital distribution which was recorded from the purchase of CTW in March 1996 (121,667 shares based on the initial public offering price of $24 per share).

NOTE 3 - PROPERTY AND EQUIPMENT, NET. Property and equipment consists of the following :


                                                                                  March 31,           December 31,
                                                                                    1997                 1996
                                                                                  ---------           ------------
                                                                                        (In thousands)
Land and land improvements                                                        $ 96,202            $ 85,469
Buildings and improvements                                                          80,156              63,685
Equipment                                                                            9,670               6,929
                                                                                  --------            --------
                                                                                   186,028             156,083
Less accumulated depreciation                                                       16,310              15,681
                                                                                  --------            --------
                                                                                  $169,718            $140,402
                                                                                  ========            ========


The Company is currently constructing The California Speedway with an estimated cost of $114 million. Construction costs in progress through March 31, 1997 were approximately $90 million.

NOTE 4 - STOCKHOLDERS' EQUITY. During the three months ended March 31, 1997, stockholders' equity changed as follows (in thousands):

                 BALANCE, January 1, 1997           $14,736

                 Net loss                            (1,511)
                                                    -------
                 BALANCE, March 31, 1997            $13,225
                                                    =======

NOTE 5 - NORTH CAROLINA MOTOR SPEEDWAY. The Company has entered into a definitive option and voting agreement with the majority shareholder of North Carolina Motor Speedway, Inc. (NCMS), which operates a speedway in Rockingham, North Carolina. Under the terms of the agreement, the majority shareholder of NCMS would vote in favor of a merger of the Company and NCMS, with each NCMS shareholder receiving cash of $18.61 or the number of shares of common stock of the Company equal to $18.61 multiplied by the number of shares of NCMS stock held divided by $30.00. The merger is subject to approval by the Board of Directors and shareholders of NCMS. The Company also has an option to buy the shares of the majority shareholder of NCMS in exchange for approximately 906,542 shares of common stock of the Company.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". This statement is effective for financial statements issued after December 15, 1997. The statement requires companies to present earnings per share on the face of the income statement in two categories called "Basic" and "Diluted" and requires restatement of all periods presented. The Company will adopt SFAS 128 during the fourth quarter of 1997.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
Penske Motorsports, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Penske Motorsports, Inc. and subsidiaries (the "Company") as of March 31, 1997 and the related condensed consolidated statements of operations and of cash flows for the three month periods ended March 31, 1997 and 1996. These consolidated financial statements are the responsibility of Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 20, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet at December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which such information has been derived.




/s/ Deloitte & Touche LLP
--------------------------------

May 2, 1997

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Penske Motorsports, Inc. (the Company) is a leading promoter and marketer of professional motorsports in the United States. The Company owns and operates Michigan Speedway in Brooklyn, Michigan and Nazareth Speedway in Nazareth, Pennsylvania and is constructing the California Speedway near Los Angeles,
California.   The Company also sells  motorsports related merchandise  such as apparel, souvenirs and collectibles through its subsidiary Motorsports International Corp. (MIC) and Goodyear brand racing tires and accessories through its subsidiaries Competition Tire West, Inc. (CTW) and Competition Tire South, Inc. (CTS) in the midwest and southeastern regions of the United States.

The Company classifies its revenues as speedway admissions, other speedway revenues, and merchandise, tires and accessories revenues. Speedway admissions includes ticket sales for racing events held at Michigan Speedway and Nazareth Speedway. Other speedway revenues includes revenues from concessions sales, corporate hospitality and sponsorship, broadcast revenues and billboard and program advertising. Speedway admissions and other speedway revenues are generally collected in advance and recorded as deferred revenues until the completion of the related event. Merchandise, tires and accessories revenues includes sales of motorsports related merchandise and revenues from showcar appearance fees by MIC and sales of racing tires and accessories by CTW and
CTS.   Revenues from sales of merchandise, tires and  accessories is recorded as income at the time of the sale.

The Company classifies its expenses as operating, cost of sales, depreciation and amortization and selling, general and administrative expenses. Operating expenses consists primarily of costs associated with
conducting race  events, such as sanction  fees and wages.   Cost of sales
relates entirely to sales of merchandise, tires and accessories.

Revenues for the three months ended March 31, 1997 were $5.4 million, compared to $3.7 million for the three months ended March 31, 1996. The Company recorded a net loss of $1.5 million, or $.11 per share, for the three months ended March 31, 1997, compared to a net loss of $1 million, or $.10 per share, for the three months ended March 31, 1996. The increase in revenues in 1997 is due primarily to additional sales of tires and accessories
resulting from the acquisition  of CTS in March 1996.   The increase in the net
loss in 1997 resulted primarily from administrative costs at the California Speedway and at the Company, both of which had nominal expenses in the first quarter of 1996, net of an increase in interest income from the temporary investment of proceeds from the Company's March 1996 initial public offering.

Total assets increased $23.1 million from December 31, 1996 to March 31, 1997, reflecting an increase of $6.0 million in receivables, which represent advance billings for 1997 events, and additions to property and equipment of $29.3 million relating to the construction of the California Speedway, net of a decrease of cash of $14.7 million. The increase in liabilities of

$24.6 million includes an increase in deferred revenues of $22.7 million, which reflects sales of tickets, sponsorship revenues and hospitality revenues for 1997 racing events.

In April, 1997, the Company entered into a definitive option and voting agreement with the majority shareholder of North Carolina Motor Speedway, Inc. (NCMS), which operates a speedway in Rockingham, North Carolina. Under the terms of the agreement, the majority shareholder of NCMS would vote in favor of a merger of the Company and NCMS, with each NCMS shareholder receiving cash of $18.61 or the number of shares of common stock of the Company equal to $18.61 multiplied by the number of shares of NCMS stock held divided by $30.00. The merger is subject to approval by the Board of Directors and shareholders of NCMS. The Company also has an option to purchase the shares of the majority shareholder of NCMS for approximately 906,542 shares of common stock of the Company. NCMS promotes two NASCAR Winston Cup series events in February and October of each year.

Because of the seasonal concentration of racing events, the Company has historically generated a majority of its revenues and expenses in the second
and third  quarters of  each year.   In 1997, in  addition to the  weekend
events currently held in the second and third quarters, the Company will promote one weekend event at the California Speedway in the fourth quarter and, if the merger with NCMS is approved, the Company will promote one weekend event in the fourth quarter at the North Carolina Motor Speedway. Due to the seasonality of the Company's events, the results of operations for the three months ended March 31, 1997 and 1996 are not indicative of the results to be expected for the year.


RESULTS OF OPERATIONS

The percentage relationships between revenues and other elements of the Company's Consolidated Statements of Operations for the comparative reporting periods were:


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                          -----------------------------
                                                          1997                    1996
                                                          ----                    ----
REVENUES                                                  100.0%                 100.0%

EXPENSES:
   Operating                                               42.5                   54.0
   Cost of sales                                           59.1                   56.5
   Depreciation and amortization                           14.7                   17.8
   Selling, general and administrative                     32.2                   12.7
                                                          -----                  -----
   TOTAL EXPENSES                                         148.5                  141.0
                                                          -----                  -----

OPERATING LOSS                                            (48.5%)                (41.0%)
                                                          =====                  =====



SEASONALITY AND QUARTERLY RESULTS

Prior to 1997, the Company's weekend race events were held during the months from April to August. As a result, the Company's business has historically been highly seasonal. In 1997, in addition to the existing weekend events, the Company will promote events in June, September and October at the California Speedway and, if the merger with NCMS is approved, the Company will promote one weekend event at the North Carolina Motor Speedway in October.

Set forth below is summary information with respect to the Company's operations.

($ in thousands)

                     1997                           1996                                     1995
                     -----        ----------------------------------------    ------------------------------------
                     FIRST        FIRST       SECOND     THIRD      FOURTH    FIRST    SECOND    THIRD      FOURTH
                     -----        -----       ------     -----      ------    -----    ------    -----      ------
REVENUES           $ 5,375    $   3,642    $  24,614    $ 23,962  $  2,957  $ 2,862   $ 17,310  $ 19,285   $ 2,645

NET INCOME (LOSS)   (1,511)        (990)       6,717       6,499    (1,346)  (1,157)     4,237     4,812    (1,118)

NUMBER OF EVENT
WEEKENDS                 -            -            4           2         -        -          3         2         -


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31,
1996.

Revenues - Revenues for the three months ended March 31, 1997 were $5.4 million, an increase of $1.7 million, or 44.7% compared to the same period in 1996 due primarily to sales of tires and accessories by CTS, which was purchased at the end of March 1996 and was not included in the consolidated results for the first quarter of 1996.

Operating Expenses - Operating expenses of $2.3 million for the three months ended March 31, 1997 increased $.3 million, or 14.0%, from the three months ended March 31, 1996 due primarily to the acquisition of CTS.

Cost of Sales - Cost of sales for the three months ended March 31, 1997 was $3.2 million, or 59.1% of merchandise, tires and accessories revenues, compared to $2.1 million, or 56.5% of those same revenues for the corresponding period of 1996. The increase in cost of sales as a percentage of revenues reflects a change in the mix of merchandise, tires and accessories revenues as a result of the acquisition of CTS and an increase in sales of wholesale merchandise by MIC, which have a lower gross profit margin.

Depreciation and Amortization - Depreciation and amortization expense of $.8 million for the three months ended March 31, 1997 increased $.1 million, or 19.5%, compared to the same period in 1996 due to capital improvements, primarily additional seating and repaving at Michigan Speedway and Nazareth Speedway, and the opening of administrative offices at the California Speedway.

Selling, General and Administrative - Selling, general and administrative expenses of $1.7 million for the three months ended March 31, 1997 increased $1.3 million from the same period in 1996. This increase is due to the acquisition of CTS and administrative expenses at the

California Speedway and the Company. These expenses were not significant for the three months ended March 31, 1996.

Interest - The Company recorded net interest income for the three months ended March 31, 1997 of $125,000, compared to net interest expense of $6,000 in 1996. The interest income resulted from temporarily investing the proceeds of the Company's March 1996 initial public offering while the reduced interest expense reflects the repayment of existing debt.

Income Tax Expense - Income tax expense is reported during the interim reporting periods on the basis of the Company's estimated annual effective tax rate for the taxable jurisdictions in which the Company operates. The effective tax rate for the three months ended March 31, 1997 is 39.1%, compared to 35.2% in 1996, due primarily to higher state taxes and the treatment of CTW as a Subchapter S Corporation in the first quarter of 1996.

Net Loss - The net loss for the three months ended March 31, 1997 was $1.5 million, a decrease of $.5 million, or 52.6%, over the net loss of $1.0
million for the  three months ended March 31, 1996.   The increase in the net
loss for 1997 primarily reflects administrative expenses at the California Speedway and the Company, net of an increase in interest income from the temporary investment of proceeds of the Company's initial public offering.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has relied on cash flows from operating activities supplemented, as necessary, by bank borrowings to finance working capital, investments and capital expenditures. The Company used a portion of the proceeds of its March 1996 initial public offering to repay debt and is using the remainder to fund construction of the California Speedway.

For the three months ended March 31, 1997, the Company generated cash flows of $16.2 million from operating activities, compared to $3.5 million in 1996. This increase is primarily due to an increase in deferred revenues of $22.7 million, representing increased advance sales for the 1997 racing season as compared to the same period in 1996. The Company used $30.1 in investing activities for additions of property and equipment, most of which was for construction of the California Speedway, and $800,000 was used for financing activities to repay debt.

The Company has a $20 million unsecured line of credit, all of which was available as of March 31, 1997. This line of credit will be used for general working capital needs and, if necessary, to finance the completion of the California Speedway and other capital expenditures.

The Company believes it has sufficient resources from existing cash balances and from operating activities and, if necessary, from borrowing under its line of credit to satisfy ongoing cash requirements for the next twelve months, including construction of the California Speedway and other capital
requirements.   The California Speedway is  currently estimated to cost
approximately $114 million.   The estimated construction cost has increased
from
original estimates due to additional seating capacity, enhancements to customer amenities and further upgrades to the quality of the facilities.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Except for the historical information contained herein, certain matters discussed in this Form 10-Q are forward-looking statements which involve risks and uncertainties, including but not limited to the Company's ability to maintain good working relationships with the sanctioning bodies for its events, complete on schedule the construction of the California Speedway, obtain sanctioning agreements for events at the California Speedway and complete the proposed merger between the Company and NCMS, as well as other risks and uncertainties affecting the Company's operations, such as competition, environmental, industry sponsorships, governmental regulation, dependence on key personnel, the Company's ability to control construction and operational costs, the impact of bad weather at the Company's events and those other factors discussed in the Company's filings with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION


ITEM 2.  LEGAL PROCEEDINGS

In March 1997, two purported class action companion lawsuits were filed in the United States District Court, Northern District of Georgia, against approximately 28 businesses, including Penske Motorsports, Inc. and its subsidiary, Motorsports International Corp., many of which are involved in
the sale  of souvenirs and  merchandise at  NASCAR Winston  Cup races.   The
lawsuits allege, in substance, that the defendants unlawfully conspired to fix the prices of souvenirs and merchandise at these races in violation of federal antitrust laws. Penske Motorsports, Inc. and Motorsports International Corp. dispute the claims and expect to vigorously defend themselves.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


        Exhibit Number and Description
        ------------------------------

(a) 10.1 Amended and Restated Stockholder Option and
    Voting Agreement.

    15.1 Letter RE: unaudited interim financial information.

    27    Financial Data Schedules

(b) The Company was not required to file a Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PENSKE MOTORSPORTS, INC.

Date:  May 12, 1997                    By:  /s/ James H. Harris
                                            -----------------------------------
                                       Its: Senior Vice President and Treasurer
                                            (Principal Financial Officer)

                                EXHIBIT INDEX


Exhibit Number          Description
--------------          -----------

    10.1          Amended and Restated Stockholder Option and Voting Agreement.

    15.1          Letter RE: unaudited interim financial information.

    27            Financial Data Schedules