Form 10-Q
period 1997-06-30
PENSKE MOTORSPORTS INC
filed 1997-08-14
CIK 1006605

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549



                                   FORM 10-Q

(Mark one)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.


( ) Transition report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period ___ to ___.


                          Commission File No. 0-28044



                            PENSKE MOTORSPORTS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)




                           DELAWARE                                        51-0369517
--------------------------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation or organization)  (IRS Employer Identification No.)

          13400 OUTER DRIVE WEST, DETROIT, MICHIGAN                        48239-4001
--------------------------------------------------------------  ---------------------------------
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
Yes [X]   No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



COMMON STOCK $0.01 PAR VALUE        14,148,340 SHARES
----------------------------  -----------------------------
           CLASS              OUTSTANDING AT AUGUST 1, 1997

                         This report contains 16 pages.

                               TABLE OF CONTENTS




                                                            PAGE NO.
                                                            --------
PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS.

            Consolidated Balance Sheets                         3

            Consolidated Statements of Income                   4

            Consolidated Statements of Cash Flows               5

            Notes to Consolidated Financial Statements          6

            Independent Accountants' Review Report              9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.         10

PART II - OTHER INFORMATION

     ITEM 2. LEGAL PROCEEDINGS.                                16

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                 16

            Signature                                          17

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                              June 30,      December 31,
                  ASSETS                        1997            1996
                 --------                   -------------  ---------------
                                              (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                     $  6,973         $ 27,862
   Receivables                                     12,135            2,365
   Inventories                                      4,432            2,060
   Prepaid expenses                                 1,254            1,272
                                                 --------         --------
             TOTAL CURRENT ASSETS                  24,794           33,559

PROPERTY AND EQUIPMENT, net                       209,771          140,402

GOODWILL, net                                      30,099            6,918

OTHER ASSETS                                        2,146            3,118
                                                 --------         --------
TOTAL                                            $266,810         $183,997
                                                 ========         ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt              $ 13,620         $  1,738
  Accounts payable                                 18,026            8,223
  Accrued expenses                                 10,661            1,715
  Deferred revenue, net                            25,189           14,125
                                                 --------         --------
             TOTAL CURRENT LIABILITIES             67,496           25,801

LONG-TERM DEBT, less current portion                5,287            3,825

MINORITY INTEREST                                   2,101

DEFERRED TAXES                                      9,910            8,969

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $ .01 share:
    Authorized 50,000,000 shares
    Issued and outstanding 14,148,340
      shares in 1997 and 13,241,798 in 1996           141              132
  Additional paid-in-capital                      157,721          130,534
  Retained earnings                                24,154           14,736
                                                 --------         --------
            TOTAL STOCKHOLDERS' EQUITY            182,016          145,402
                                                 --------         --------

TOTAL                                            $266,810         $183,997
                                                 ========         ========


See accompanying notes to unaudited consolidated financial statements.

                            PENSKE MOTORSPORTS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (In thousands except for share and per share data)
                                  (Unaudited)



                                            Three Months Ended                     Six Months Ended
                                                 June 30,                              June 30,
                                           1997            1996             1997              1996
                                      --------------  --------------  -----------------  --------------
REVENUES:
 Speedway admissions                     $   19,696      $     9,780        $    19,696     $     9,780
 Other speedway revenue                      15,699            7,658             15,750           7,694
 Merchandise, tires and accessories          10,901            7,226             16,225          10,905
                                         ----------      -----------        -----------     -----------
 TOTAL REVENUES                              46,296           24,664             51,671          28,379
                                         ----------      -----------        -----------     -----------
EXPENSES:
 Operating                                   14,028            6,964             16,314           8,970
 Cost of sales                                6,226            4,416              9,402           6,515
 Depreciation and amortization                1,524              813              2,313           1,473
 Selling, general and administrative          6,553            2,642              8,283           3,113
                                        -----------      -----------        -----------     -----------
 OPERATING EXPENSES                          28,331           14,835             36,312          20,071
                                        -----------      -----------        -----------     -----------
OPERATING INCOME                             17,965            9,829             15,359           8,308

INTEREST INCOME (EXPENSE), net                  (48)             762                 77             756
                                        -----------      -----------        -----------     -----------
INCOME BEFORE INCOME TAXES                   17,917           10,591             15,436           9,064

INCOME TAXES                                  6,988            3,874              6,018           3,337
                                        -----------      -----------        -----------     -----------
NET INCOME                              $    10,929      $     6,717        $     9,418     $     5,727
                                        ===========      ===========        ===========     ===========
NET INCOME PER SHARE (See Note 2)       $       .80      $       .52        $       .70
                                        ===========      ===========        ===========
PRO FORMA NET INCOME PER SHARE (See
Note 2)                                                                                     $       .51
                                                                                            ===========
WEIGHTED AVERAGE NUMBER OF SHARES
(See Note 2)                             13,670,164       12,987,500         13,457,164
                                        ===========      ===========        ===========
PRO FORMA WEIGHTED AVERAGE NUMBER
OF SHARES (See Note 2)                                                                       11,232,960
                                                                                            ===========

See accompanying notes to unaudited consolidated financial statements.

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                           ------------------------------------
                                                                                  1997               1996
                                                                           -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $  9,418           $  5,727
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                                     2,313              1,473
     Changes in assets and liabilities which provided (used) cash:
        Receivables                                                                   (9,458)            (4,041)
        Inventories, prepaid expenses and other assets                                (4,059)            (1,729)
        Accounts payable and accrued liabilities                                      17,715              6,798
        Deferred revenue                                                               7,910                 16
                                                                             ---------------   ----------------
           Net cash provided by operating activities                                  23,839              8,244

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions of property and equipment, net                                           (53,920)           (23,839)
  Acquisition of Competition Tire South, Inc.                                                              (758)
  Competition Tire West, Inc. transaction                                                                (3,176)
                                                                             ---------------   ----------------
           Net cash used in investing activities                                     (53,920)           (27,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                                                        82,803
  Proceeds from issuance of debt                                                      11,467             12,089
  Repayment of debt                                                                   (2,275)           (12,145)
  Advances to affiliates                                                                                 (1,254)
                                                                             ---------------   ----------------
           Net cash provided by financing activities                                   9,192             81,493
                                                                             ---------------   ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (20,889)            61,964

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      27,862              4,805

                                                                             ---------------   ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  6,973           $ 66,769
                                                                             ===============   ================
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest                                          $    453           $     29
  Cash paid during the period for taxes                                                  219              2,662

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Stock issued in exchange for investment in subsidiary                             $ 27,196
  Increase in debt associated with acquisitions                                                        $  3,738
  Decrease in minority interest associated with acquisitions                                              1,210

See  accompanying notes to unaudited consolidated financial statements.

                            PENSKE MOTORSPORTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENTS. The consolidated financial statements include the accounts of Penske Motorsports, Inc. (the Company), its wholly-owned subsidiaries, Michigan International Speedway, Inc., Pennsylvania International Raceway, Inc., The California Speedway Corporation, Motorsports International Corp., Competition Tire West, Inc. (CTW) and Competition Tire South, Inc., and its majority-owned subsidiary, North Carolina Motor Speedway, Inc. (NCMS). All material intercompany balances and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1997 and December 31, 1996, and the results of operations and cash flows of the Company for the three months and six months ended June 30, 1997 and 1996. The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Because of the seasonal concentration of racing events, the results of operations for the three months and six months ended June 30, 1997 and 1996 are not indicative of the results to be expected for the year.

NOTE 2 - EARNINGS PER SHARE. Net income per share for the three months and six months ended June 30, 1997 reflects the weighted average number of shares outstanding of 13,670,164 and 13,457,164, respectively. The net income per share for the three months ended June 30, 1996 reflects the weighted average number of shares outstanding for the period of 12,987,500. The pro forma net income per share for the six months ended June 30, 1996 reflects the weighted average number of shares outstanding of 11,232,960 plus the dilutive effect of the number of shares equivalent to the $2.9 million capital distribution which was recorded from the purchase of CTW in March 1996 (121,667 shares based on the Company's initial public offering price of $24 per share).

NOTE 3 - PROPERTY AND EQUIPMENT. Property and equipment consists of the following :



($ in thousands)                  June 30,       December 31,
                                    1997             1996
                               ---------------  ---------------
Land and land improvements        $103,015         $ 85,469
Buildings and improvements         109,134           63,685
Equipment                           15,346            6,929
                                  --------         --------
                                   227,495          156,083
Less accumulated depreciation       17,724           15,681
                                  --------         --------
                                  $209,771         $140,402
                                  ========         ========

The Company has completed construction of California Speedway with an estimated total cost of $118 million.


NOTE 4 - NORTH CAROLINA MOTOR SPEEDWAY. On May 19, 1997, the Company exercised its option to purchase the shares of the majority shareholder of NCMS in exchange for 906,542 shares of the Company's common stock, increasing the Company's ownership of NCMS from approximately 4.5% to approximately 70%. The shares issued were valued at $30 per share and are reflected in the financial statements as an increase in common stock of $9,000 and additional paid-in capital of $27,187,000. The acquisition has been accounted for as a purchase and NCMS has been consolidated in the financial statements since the date of acquisition. The transaction resulted in the Company recording $23.3 million of goodwill, which will be amortized over a period of 40 years. The minority interest liability on the balance sheet reflects the equity of the minority investors of NCMS.

On August 5, 1997, the Board of Directors of NCMS approved a merger and merger agreement with the Company. The merger proposal, which offers NCMS stockholders $19.61 per share in cash or the equivalent amount of stock of the Company valued at the market price per share of the Company's common stock determined during a period prior to the effective date of the merger, will be submitted to the NCMS shareholders at a meeting expected to be held in the third or fourth quarter of 1997. In August 1997, O. Bruton Smith sued the Company, NCMS and certain directors of NCMS in an effort to enjoin the
completion of the merger.   Should the merger not occur, the Company will be
obligated to reimburse the former majority shareholder of NCMS for any tax consequences that result. The impact of such reimbursement could materially increase the Company's investment in NCMS.

NOTE 5 - ACQUISITIONS. In July 1997, the Company announced that it invested $11.8 million for a 40% interest in Homestead-Miami Speedway, LLC, the operators of Metro-Dade Homestead Motorsports Complex. The transaction will be recorded as an equity investment in the financial statements of the Company.

In August 1997, the Company acquired a 7% interest in Grand Prix Association of Long Beach, Inc. (GPLB) for $3.9 million. GPLB owns and operates the Grand Prix of Long Beach, California, Gateway International Raceway in Madison, Illinois, and Memphis Motorsports Park in Millington, Tennessee.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board has issued three new accounting standards which apply to the Company. Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which is effective for financial statements issued after December 15, 1997, requires companies to present earnings per share on the face of the income statement in two categories called "Basic" and "Diluted" and requires restatement of all periods presented. The Company will adopt SFAS No. 128 during the fourth quarter of 1997. The Company anticipates that the adoption of SFAS No. 128 will not have a material impact on earnings per share.

SFAS No. 130, "Reporting Comprehensive Income", requires companies to classify items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in 1998.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company will adopt SFAS No. 131 in 1998.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
Penske Motorsports, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Penske Motorsports, Inc. and subsidiaries (the "Company") as of June 30, 1997 and the related condensed consolidated statements of income and of cash flows for the three month and six month periods ended June 30, 1997 and 1996 included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows, for the year then ended (not presented herein); and in our report dated January 20, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet at December 31, 1996 included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which such information has been derived.




/s/ Deloitte & Touche LLP
-------------------------
Detroit, Michigan
August 1, 1997

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.


OVERVIEW

Penske Motorsports, Inc. (the Company) is a leading promoter and marketer of professional motorsports in the United States. The Company owns and operates, through its wholly-owned subsidiaries, Michigan Speedway in Brooklyn, Michigan, Nazareth Speedway in Nazareth, Pennsylvania and California Speedway near
Los Angeles, California.  The Company also has a 70% interest in North
Carolina Motor Speedway, Inc. (NCMS), which operates a speedway in Rockingham, North Carolina. Subsequent to June 30, 1997 the Company acquired a 40% ownership interest in Homestead-Miami Speedway, LLC and a 7% interest in Grand Prix Association of Long Beach, Inc. In addition, the Company sells motorsports related merchandise such as apparel, souvenirs and collectibles through its subsidiary Motorsports International Corp. (MIC) and Goodyear brand racing tires and accessories through its subsidiaries Competition Tire West, Inc. (CTW) and Competition Tire South, Inc. (CTS) in the midwest and southeastern regions of the United States.

The Company classifies its revenues as speedway admissions, other speedway revenues, and merchandise, tires and accessories revenues. Speedway admissions includes ticket sales for racing events held at the Company's speedways. Other speedway revenues includes revenues from concessions sales, corporate hospitality and sponsorship, broadcast revenues and billboard and program advertising. Speedway admissions and other speedway revenues are generally collected in advance and recorded as deferred revenues, net of deferred expenses, until the completion of the related event. Merchandise, tires and accessories revenues includes sales of motorsports related merchandise and revenues from showcar appearance fees by MIC and sales of racing tires and accessories by CTW and CTS. Revenues from sales of merchandise, tires and accessories are recorded as income at the time of the sale.

The Company classifies its expenses as operating, cost of sales, depreciation and amortization and selling, general and administrative expenses. Operating expenses consists primarily of costs associated with conducting race events, such as sanction fees and wages. Cost of sales relates entirely to sales of merchandise, tires and accessories.

Revenues for the three months ended June 30, 1997 were $46.3 million, or 87.7% higher than revenues of $24.7 million for the three months ended June 30, 1996. The Company recorded net income of $10.9 million, or $.80 per share, for the three months ended June 30, 1997, compared to net income of $6.7 million, or $.52 per share, in 1996, an increase of 62.7%. The increase in revenues and net income in 1997 is due primarily to increased speedway admissions and other speedway revenues resulting from the race held in June at California Speedway. Revenues also grew due to an increase in merchandise, tires and accessories revenues of $3.7 million.

For the six month period ended June 30, 1997, revenues were $51.7 million, an increase of 82% over revenues of $28.4 million for the six months ended June 30, 1996. Net income for the six months increased from $5.7 million, or $.51 per share, in 1996 to $9.4 million, or $.70 per share, in 1997, an increase of 64.4%. These increases are due primarily to the opening of California Speedway in June.

In May, 1997, the Company exercised its option to purchase the shares of the majority shareholder of NCMS in exchange for 906,542 shares of the Company's common stock valued at $30 per share. The transaction, which increased the Company's ownership of NCMS to 70%, resulted in the Company recording goodwill of approximately $23.3 million.

On August 5, 1997, the Board of Directors of NCMS approved a merger and merger agreement with the Company. The merger proposal, which offers NCMS stockholders $19.61 per share or the equivalent amount of stock of the Company valued at the market price per share of the Company's common stock determined during a period prior to the effective date of the merger, will be submitted to the NCMS shareholders at a meeting expected to be held in the third or fourth quarter of 1997.

The Company announced in July 1997 that it acquired a 40% interest in Homestead-Miami Speedway, LLC (Homestead), the operators of the 45,000 seat Metro-Dade Homestead Motorsports Complex. This South Florida 1.5-mile oval racing complex hosts three major racing weekends, including the opening event of the CART PPG World Series, the Marlboro Grand Prix of Miami. The transaction will be recorded as an equity investment in the financial statements of the Company.

In August 1997, the Company acquired a 7% interest in Grand Prix Association of Long Beach, Inc. (GPLB) for $3.9 million. GPLB owns and operates the Grand Prix of Long Beach, California, Gateway International Raceway in Madison, Illinois, and Memphis Motorsports Park in Millington, Tennessee.

RESULTS OF OPERATIONS

The percentage relationships between revenues and other elements of the Company's Consolidated Statements of Income for the comparative reporting periods were:

                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                            JUNE 30,                   JUNE 30,
                                        1997       1996              1997     1996
                                      ---------  ---------         -------  ------
REVENUES:
 Speedway admissions                      42.6%      39.7%           38.1%   34.5%
 Other speedway revenue                   33.9       31.0            30.5    27.1
 Merchandise, tires and accessories       23.5       29.3            31.4    38.4
                                      --------   --------           -----   -----
 TOTAL REVENUES                          100.0      100.0           100.0   100.0
                                      --------   --------           -----   -----
EXPENSES:
 Operating                                30.3       28.2            31.6    31.6
 Cost of sales                            13.4       17.9            18.2    23.0
 Depreciation and amortization             3.3        3.3             4.5     5.2
 Selling, general and administrative      14.2       10.7            16.0    11.0
                                      --------   --------           -----   -----
 TOTAL EXPENSES                           61.2       60.1            70.3    70.8
                                      --------   --------           -----   -----
OPERATING INCOME                          38.8%      39.9%           29.7%   29.2%
                                      ========   ========           =====   =====

SEASONALITY AND QUARTERLY RESULTS

Prior to 1997, the Company's weekend race events were held during the months from April to August. As a result, the Company's business has historically been highly seasonal. In 1997, in addition to the historical weekend events, the Company will promote events at California Speedway in September and October, North Carolina Motor Speedway in October, and Homestead in November. Due to the seasonal nature of the Company's business, the results of operations for the three months and six months ended June 30, 1997 and 1996 are not indicative of the results to be expected for the year.

Set forth below is summary information with respect to the Company's operations (in thousands):

                  1997                        1996                                      1995
            -----------------  -----------------------------------        --------------------------------
             FIRST    SECOND    FIRST   SECOND    THIRD    FOURTH     FIRST     SECOND    THIRD    FOURTH
            -------  --------  -------  -------  -------  --------  ----------  -------  -------  --------
REVENUES    $5,375    $46,296  $3,642   $24,614  $23,962  $ 2,957       $2,862  $17,310  $19,197  $ 2,636

NET INCOME
(LOSS)      (1,511)    10,929    (990)    6,717    6,499   (1,346)     (1,157)    4,237    4,812   (1,118)

EVENT
WEEKENDS         -          5       -         4        2        -            -        3        2        -

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996.

Revenues - Revenues for the three months ended June 30, 1997 were $46.3 million, an increase of $21.6 million, or 87.7% compared to the same period in 1996 due to increases in all categories of revenues. Speedway admissions increased $9.9 million, from $9.8 million in 1996 to $19.7 million in 1997 due to increased attendance from the addition of the 72,000-seat California Speedway, which held its first event in June, and additional seats at Michigan Speedway (8,500) and Nazareth Speedway (11,000). Other speedway revenues increased $8.0 million, from $7.7 million in 1996 to $15.7 million in 1997, due primarily to the opening event at California Speedway. Sales of merchandise, tires and accessories were $10.9 million for the quarter ended June 30, 1997, compared to $7.2 million for the comparable period in 1996, an increase of 50.9%. This increase resulted from higher catalogue sales, expanded product lines and strong demand for California Speedway inaugural merchandise.

Operating Expenses - Operating expenses of $14.0 million for the three months ended June 30, 1997 increased $7.1 million from the three months ended June 30, 1996 due primarily to the addition of operating expenses at California Speedway.

Cost of Sales - Cost of sales for the three months ended June 30, 1997 was $6.2 million, or 57.1% of merchandise, tires and accessories revenues, compared to $4.4 million, or 61.1% of those same revenues for the corresponding period of 1996. The decrease in cost of sales as a percentage of revenues reflects growth in sales by MIC, especially in the higher margin trackside merchandise at California Speedway. Sales of merchandise and collectibles are generally at a higher margin than sales of tires and accessories.

Depreciation and Amortization - Depreciation and amortization expense of $1.5 million for the three months ended June 30, 1997 increased $.7 million compared to the same period in 1996 due to the addition of depreciation on the California Speedway facility, as well as additional depreciation at Michigan and Nazareth Speedways, which each added new grandstands for the 1997 racing season.

Selling, General and Administrative - Selling, general and administrative expenses of $6.6 million for the three months ended June 30, 1997 increased $3.9 million from the same period in 1996. This increase is due mainly to promotional costs associated with the opening in June of California Speedway.

Interest - The Company recorded net interest expense for the three months ended June 30, 1997 of $48,000, compared to net interest income of $762,000 in 1996. The interest income in 1996 resulted from temporarily investing the proceeds of the Company's March 1996 initial public offering. The Company has utilized all of the proceeds of the initial public offering and is now borrowing to finance the final construction costs of the California Speedway.

Income Tax Expense - Income tax expense is reported during the interim reporting periods on the basis of the Company's estimated annual effective tax rate for the taxable jurisdictions in which the Company operates. The effective tax rate for the three months ended June 30, 1997 is 39.0%, compared to 36.6% in 1996, due primarily to the addition of revenues in California, which has a higher state tax rate, and the treatment of CTW as a Subchapter S Corporation in the first quarter of 1996.

Net Income - Net income for the three months ended June 30, 1997 was $10.9 million, an increase of $4.2 million, or 62.7%, over net income of $6.7 million for the three months ended June 30, 1996. The increase in net income for 1997 is due primarily to increases in admissions revenues and other speedway revenues from the opening of the California Speedway, which hosted its first event in June, and additional seating at Michigan and Nazareth Speedways.
These increases are partially offset by increased expenses associated with the California Speedway and reduced interest income.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996.

Revenues - Revenues for the six months ended June 30, 1997 were $51.7 million, an increase of $23.3 million, or 82.1% compared to the same period in 1996. As discussed above, the company experienced increases in all revenue categories during the second quarter resulting from the opening of the California Speedway and increased seating at Michigan Speedway and Nazareth Speedway and strong sales of merchandise by MIC. In addition, revenues of CTS, which was acquired late in March 1996, were included in the Company's operating results for the entire six month period ended June 30, 1997.

Operating Expenses - Operating expenses increased from $9.0 million for the six months ended June 30, 1996 to $16.3 million in 1997, an increase of $7.3 million, due primarily to operating costs at the California Speedway, which had minimal expenses in 1996, and from the addition of CTS to the consolidated financial statements for all of 1997.

Cost of Sales - Cost of sales for the six months ended June 30, 1997 was $9.4 million, or 57.9% of merchandise, tires and accessories revenues, compared to $6.5 million, or 59.7% of those same revenues for the corresponding period of 1996. The decrease in cost of sales as a percentage of revenues reflects growth in sales by MIC, which sells merchandise at a higher margin than the tires and accessories business.

Depreciation and Amortization - Depreciation and amortization expense of $2.3 million for the six months ended June 30, 1997 increased $.8 million compared to the same period in 1996 due to the addition of depreciation on the California Speedway facility, as well as additional depreciation at Michigan and Nazareth Speedways, each of which has depreciation expense on 1996 grandstand additions for a full six month period and has added new grandstands for the 1997 racing season.

Selling, General and Administrative - Selling, general and administrative expenses of $8.3 million for the six months ended June 30, 1997 increased $5.2 million from the same period in 1996. This increase is due mainly to promotional costs associated with the opening in June of the California Speedway.

Interest - Net interest income for the six months ended June 30, 1997 was $77,000, a decrease of $679,000 from $756,000 in 1996. The Company invested the proceeds of its March 1996 initial public offering temporarily while the California Speedway was being constructed. As of June 30, 1997, these funds had been utilized completely and the Company has borrowed on its revolving line of credit to fund the remaining construction of California Speedway and other capital expenditures at its other subsidiaries.

Income Tax Expense - Income tax expense is reported during the interim reporting periods on the basis of the Company's estimated annual effective tax rate for the taxable jurisdictions in which the Company operates. The effective tax rate for the six months ended June 30, 1997 is 39.0%, compared to 36.8% in 1996, due primarily to the addition of revenues in California, which has a higher state tax rate, and the treatment of CTW as a Subchapter S Corporation in the first quarter of 1996.

Net Income - Net income for the six months ended June 30, 1997 was $9.4 million, an increase of $3.7 million, or 64.4%, over net income of $5.7 million for the six months ended June 30, 1996. The increase in net income for 1997 reflects the opening of the California Speedway, as well as expansion and improvements to the Company's other speedways, net of higher costs associated with the California Speedway and lower interest income, as the Company's cash reserves have been utilized to fund construction of the California Speedway.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has relied on cash flows from operating activities supplemented, as necessary, by bank borrowings to finance working capital, investments and capital expenditures. The Company has used all of the proceeds of its March 1996 initial public offering to repay debt and to fund construction of California Speedway.

During the second quarter of 1997, the Company increased its unsecured lines of credit to $60 million. As of June 30, 1997, the Company had drawn $11.4 million on these lines of credit.

The Company believes it has sufficient resources from existing cash balances and from operating activities and, if necessary, from borrowing under its lines of credit to satisfy ongoing cash requirements for the next twelve months, including final construction costs at California Speedway, investments in other speedways and other capital requirements.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Except for the historical information contained herein, certain matters discussed in this Form 10-Q are forward-looking statements which involve risks and uncertainties, including but not limited to the Company's ability to maintain good working relationships with the sanctioning bodies for its events and completion of the proposed merger between the Company and NCMS, as well as other risks and uncertainties affecting the Company's operations, such as competition, environmental, industry sponsorships, governmental regulation, dependence on key personnel, the Company's ability to control construction and operational costs, the impact of bad weather at the Company's events and those other factors discussed in the Company's filings with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION


ITEM 2.  LEGAL PROCEEDINGS

        Reference is hereby made to "ITEM 2. LEGAL PROCEEDINGS" in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, for a description of legal proceedings reported for the Company's quarter ended March 31, 1997 (the "March 10-Q"). The companion lawsuits referenced in such section of the March 10-Q do not state the amount of damages being sought by the claimants.

        On August 4, 1997, a purported class action was commenced against NCMS only, in the U.S. District Court in Greensboro, North Carolina seeking treble damages under the United States and North Carolina anti-trust laws. The suit alleges, in substance, that NCMS conspired with various persons to fix the prices of souvenirs sold at the track during the Winston Cup and Busch race event weekends from 1988 until 1997. The plaintiff, a Tennessee resident, claims that he purchased souvenirs at Winston Cup and Busch races at NCMS. The suit names various persons as alleged co-conspirators, but does not name them (or others) as defendants, at this time. The suit alleges that price sheets were circulated by NCMS fixing the prices of souvenirs. The suit is substantially identical to the purported national class actions pending in the U.S. District Court in Atlanta filed against the Company and previously reported in the March 10-Q. That suit alleges that similar wrongful conduct occurred at NCMS during 1991 to the present time. NCMS is not a defendant in the Atlanta case at this time. The Company and NCMS dispute the claims and expect to vigorously defend themselves.

        In August 1997, O. Bruton Smith sued the Company, NCMS and certain directors of NCMS in an effort to enjoin the completion of the merger of PMI and NCMS. The suit was filed in North Carolina Superior Court in Mecklenburg County, North Carolina. While no monetary damages are sought, in the event that the merger does not occur or is delayed resulting in the transaction not constituting a tax-free reorganization, the Company would be obligated to reimburse the former majority shareholder of NCMS with whom PMI exchanged shares for the tax-effect of such exchange. Such payment could materially increase the amount of the Company's investment in connection with its purchase of the NCMS shares from the former majority shareholder. The Company disputes Mr. Smith's basis for his claim for injunctive relief and will vigorously defend itself.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits



        Exhibit
        Number                                  Description
        -------                                 -----------
        10.1    Purchase Agreement dated July 23, 1997, among Homestead-Miami Speedway,
                LLC, International Speedway Corporation, Penske Motorsports, Inc.,
                Homestead Motorsports Joint Venture, Miami Motorsports Joint Venture,
                Rafael A. Sanchez and Wayne Huizenga.

        10.2    Stock Purchase Agreement dated as of August 8, 1997 between Penske
                Motorsports, Inc. and Grand Prix Association of Long Beach, Inc.

        10.3    Registration Rights Agreement dated as of August 8, 1997 between Grand
                Prix Association of Long Beach, Inc. and Penske Motorsports, Inc.

        10.4    Right of First Refusal Agreement dated as of August 8, 1997, among
                Midwest Facility Investments, Inc., Penske Motorsports, Inc. and each of the individuals listed on Schedule 1 (collectively the Shareholders).


        15.1    Letter RE: unaudited interim financial information.

        27      Financial Data Schedules



(b)     Reports on Form 8-K

A report on Form 8-K was filed on May 27, 1997 reporting the acquisition of 1,461,178 common shares of North Carolina Motor Speedway, Inc. (NCMS) in exchange for 906,542 shares of the Company's common stock. This acquisition increased the Company's ownership of NCMS to approximately 70% and is accounted for by the equity method.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PENSKE MOTORSPORTS, INC.


Date: August 14, 1997              By:  /s/ James H. Harris
                                      -----------------------------------
                                   Its:  Senior Vice President and Treasurer
                                         (Principal Financial Officer)

                        EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION
-----------             -----------


10.1 Purchase Agreement dated July 23, 1997, among Homestead-Miami Speedway, LLC, International Speedway Corporation, Penske Motorsports, Inc., Homestead Motorsports Joint Venture, Miami Motorsports Joint Venture, Rafael A. Sanchez and Wayne Huizenga.

10.2 Stock Purchase Agreement dated as of August 8, 1997 between Penske Motorsports, Inc. and Grand Prix Association of Long Beach, Inc.

10.3 Registration Rights Agreement dated as of August 8, 1997 between Grand Prix Association of Long Beach, Inc. and Penske Motorsports, Inc.

10.4 Right of First Refusal Agreement dated as of August 8, 1997, among Midwest Facility Investments, Inc., Penske Motorsports, Inc. and each of the individuals listed on Schedule 1 (collectively the Shareholders).

15.1    Letter Re: unaudited interim financial information.

27      Financial Data Schedule