Form 10-Q/A
period 1997-06-30
PENSKE MOTORSPORTS INC
filed 1997-08-22
CIK 1006605

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549



                                 FORM 10-Q/A

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


                                   PENSKE MOTORSPORTS, INC.


Date: August 22, 1997              By:  /s/ James H. Harris
                                      -----------------------------------
                                   Its:  Senior Vice President and Treasurer
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