Form 10-Q
period 1997-09-30
PENSKE MOTORSPORTS INC
filed 1997-11-13
CIK 1006605

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark one)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.

( ) Transition report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period ___ to ___.

                           Commission File No. 0-28044



                            PENSKE MOTORSPORTS, INC.
             (Exact name of registrant as specified in its charter)



          DELAWARE                                        51-0369517
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

13400 OUTER DRIVE WEST, DETROIT, MICHIGAN                  48239-4001
 (Address of principal executive offices)             (including zip code)


                                  313-592-8255
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  COMMON STOCK $0.01 PAR VALUE                         14,148,340 SHARES
  ----------------------------                  -------------------------------
            CLASS                               OUTSTANDING AT NOVEMBER 1, 1997


                         This report contains __ pages.

                                TABLE OF CONTENTS



                                                                PAGE NO.

PART I - FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS.

              Consolidated Balance Sheets                          3

              Consolidated Statements of Income                    4

              Consolidated Statements of Cash Flows                5

              Notes to Consolidated Financial Statements           6

              Independent Accountants' Review Report               8


     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.     9


PART II - OTHER INFORMATION

         ITEM 1.    LEGAL PROCEEDINGS.                            15

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.             16

                  Signature                                       17

                    PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                September 30,    December 31,
                                      ASSETS                        1997            1996
                                      ------                    ------------     ------------
                                                                 (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                  $      3,864     $     27,862
     Receivables                                                       7,198            2,365
     Inventories                                                       3,360            2,060
     Prepaid expenses                                                  1,251            1,272
                                                                ------------     ------------
                  TOTAL CURRENT ASSETS                                15,673           33,559

PROPERTY AND EQUIPMENT, net                                          221,316          140,402

GOODWILL, net                                                         30,126            6,918

OTHER ASSETS                                                          17,096            3,118
                                                                ------------     ------------

TOTAL                                                           $    284,211     $    183,997
                                                                ============     ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                          $      1,710     $     1,738
     Accounts payable                                                  8,630           8,223
     Accrued expenses                                                 12,594           1,715
     Deferred revenues, net                                            9,605          14,125
                                                                ------------     -----------
                  TOTAL CURRENT LIABILITIES                           32,539          25,801

LONG-TERM DEBT, less current portion                                  48,029           3,825

MINORITY INTEREST                                                      2,020

DEFERRED REVENUES, net                                                   922

DEFERRED TAXES                                                         9,885           8,969

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, par value $ .01 share:
         Authorized 50,000,000 shares
         Issued and outstanding 14,148,340 shares
            in 1997 and 13,241,798 in 1996                               141             132
     Additional paid-in-capital                                      157,721         130,534
     Retained earnings                                                32,954          14,736
                                                                ------------     -----------
                  TOTAL STOCKHOLDERS' EQUITY                         190,816         145,402
                                                                ------------     -----------



TOTAL                                                           $    284,211     $   183,997
                                                                ============     ===========


See accompanying notes to unaudited consolidated financial statements.

                            PENSKE MOTORSPORTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (In thousands except for share and per share data)
                                   (Unaudited)


                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                       September 30,
                                                       1997             1996                1997             1996
                                                   ------------     -------------      ------------      -----------
REVENUES:
     Speedway admissions                           $     20,343      $     10,468      $     40,039      $    20,248
     Other speedway revenues                             13,381             5,295            29,131           12,989
     Merchandise, tires and accessories                  10,250             8,199            26,475           18,981
                                                   ------------      ------------      ------------      -----------
     TOTAL REVENUES                                      43,974            23,962            95,645           52,218
                                                   ------------      ------------      ------------      -----------

EXPENSES:
     Operating                                           14,715             7,032            31,029           16,002
     Cost of sales                                        6,009             4,755            15,411           11,270
     Depreciation and amortization                        2,840               823             5,153            2,296
     Selling, general and administrative                  5,115             2,031            13,398            5,144
                                                   ------------      ------------      ------------      -----------
     OPERATING EXPENSES                                  28,679            14,641            64,991           34,712
                                                   ------------      ------------      ------------      -----------

OPERATING INCOME                                         15,295             9,321            30,654           17,506

EQUITY IN LOSS OF AFFILIATES                               (727)                               (727)
INTEREST INCOME (EXPENSE), net                             (766)              703              (689)           1,582
                                                   ------------      ------------      ------------      -----------

INCOME BEFORE INCOME TAXES                               13,802            10,024            29,238           19,088


INCOME TAXES                                              4,957             3,525            10,975            6,862
                                                   ------------      ------------      ------------      -----------

NET INCOME                                         $      8,845      $      6,499      $     18,263      $    12,226
                                                   ============      ============      ============      ===========

NET INCOME PER SHARE                               $        .63      $        .50      $       1.33
                                                   ============      ============      ============

PRO FORMA NET INCOME PER SHARE (See Note 2)
                                                                                                         $      1.03
                                                                                                         ===========

WEIGHTED AVERAGE NUMBER OF SHARES
                                                     14,148,340        12,987,500       13,690,088
                                                   ============      ============      ===========

PRO FORMA WEIGHTED AVERAGE
NUMBER OF SHARES (See Note 2)
                                                                                                          11,822,076
                                                                                                         ===========



See accompanying notes to unaudited consolidated financial statements.

                    PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                              1997                    1996
                                                                           --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $ 18,263               $ 12,226
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                        5,153                  2,296
         Equity in loss of affiliates                                           727
         Changes in assets and liabilities which provided (used) cash:
              Receivables                                                    (4,521)                  (469)
              Inventories, prepaid expenses and other assets                 (2,851)                (1,508)
              Accounts payable and accrued liabilities                       10,101                 10,248
              Deferred revenue                                               (6,752)                (8,589)
                                                                           --------               --------
                  Net cash provided by operating activities                  20,120                 14,204

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions of property and equipment, net                               (68,118)               (42,468)
     Acquisition of Competition Tire South, Inc.                                                      (758)
     Competition Tire West, Inc. transaction                                                        (3,176)
     Acquisition of equity interest in affiliates                           (16,024)                  (612)
                                                                           --------               --------
                  Net cash used in investing activities                     (84,142)               (47,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of stock                                                                82,758
     Proceeds from issuance of debt                                          42,299                 13,866
     Repayment of debt                                                       (2,275)               (12,245)
     Advances to affiliates                                                                         (1,254)
                                                                           --------               --------

                  Net cash provided by financing activities                  40,024                 83,125
                                                                           --------               --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (23,998)                50,315

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             27,862                  4,805
                                                                           --------               --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  3,864               $ 55,120
                                                                           ========               ========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for interest                              $  1,444               $     93
     Cash paid during the period for taxes                                    4,580                  5,025

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
     Stock issued in exchange for investment in subsidiary                 $ 27,196
     Increase in debt associated with acquisitions                                                $  3,738
     Decrease in minority interest associated with acquisitions                                      1,210

See accompanying notes to unaudited consolidated financial statements.

                            PENSKE MOTORSPORTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENTS. The consolidated financial statements include the accounts of Penske Motorsports, Inc. (the Company), its wholly-owned subsidiaries, Michigan International Speedway, Inc., Pennsylvania International Raceway, Inc., The California Speedway Corporation, Motorsports International Corp., Competition Tire West, Inc. (CTW) and Competition Tire South, Inc., and its majority-owned subsidiary, North Carolina Motor Speedway, Inc. (NCMS). The Company also owns 40% of Homestead-Miami Speedway, LLC and 7% of the Grand Prix Association of Long Beach, Inc. All material intercompany balances and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1997 and December 31, 1996, and the results of operations and cash flows of the Company for the three months and nine months ended September 30, 1997 and 1996. The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Because of the seasonal concentration of racing events, the results of operations for the three months and nine months ended September 30, 1997 and 1996 are not indicative of the results to be expected for the year.

NOTE 2 - EARNINGS PER SHARE. The pro forma net income per share for the nine months ended September 30, 1996 reflects the weighted average number of shares outstanding of 11,822,076, which includes the dilutive effect of the number of shares equivalent to the $2.9 million capital distribution which was recorded from the purchase of CTW in March 1996 (121,667 shares based on the Company's initial public offering price of $24 per share).

NOTE 3 - PROPERTY AND EQUIPMENT. Property and equipment consists of the following ($ in thousands):

                                 September 30,     December 31,
                                    1997              1996
                                 -------------     ------------

Land and land improvements       $     107,879     $     85,469
Buildings and improvements             116,744           63,685
Equipment                               17,011            6,929
                                 -------------     ------------
                                       241,634          156,083
Less accumulated depreciation           20,318           15,681
                                 -------------     ------------
                                 $     221,316     $    140,402
                                 =============     ============

NOTE 4 - NORTH CAROLINA MOTOR SPEEDWAY. On May 19, 1997, the Company exercised its option to purchase the shares of the majority shareholder of NCMS in exchange for 906,542 shares of the Company's common stock, increasing the Company's ownership of NCMS from approximately 4.5% to approximately 70%. The shares issued were valued at $30 per share and are reflected in the financial statements as an increase in common stock of $9,000 and additional paid-in capital of $27,187,000. The acquisition has been accounted for as a purchase and NCMS has been consolidated in the financial statements since the date of acquisition. The transaction resulted in the Company recording $23.5 million of goodwill, which is being amortized over a period of 40 years. The minority interest liability on the balance sheet reflects the equity of the minority investors of NCMS.

On August 5, 1997, the Board of Directors of NCMS approved a merger and merger agreement with the Company. The merger proposal, which offers NCMS stockholders $19.61 per share in cash or the equivalent amount of stock of the Company, will be submitted to the NCMS shareholders at a meeting to be held in the fourth quarter of 1997. In August 1997, O. Bruton Smith sued the Company, NCMS and certain directors of NCMS in an effort to enjoin the completion of the merger. In November, 1997, Mr. Smith's motion for a preliminary injunction was denied and his lawsuit was dismissed. Should the merger not occur, the Company will be obligated to reimburse the former majority shareholder of NCMS for any tax consequences that result. The impact of such reimbursement could materially increase the Company's investment in NCMS.

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

These transactions have been accounted for under the equity method of accounting.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which is effective for financial statements issued after December 15, 1997, requires companies to present earnings per share on the face of the income statement in two categories called "Basic" and "Diluted" and requires restatement of all periods presented. The Company will adopt SFAS No. 128 during the fourth quarter of 1997. The Company anticipates that the adoption of SFAS No. 128 will not have a material impact on earnings per share.

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

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
Penske Motorsports, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Penske Motorsports, Inc. and subsidiaries (the "Company") as of September 30, 1997 and the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 1997 and 1996 and of cash flows for the nine month periods ended September 30, 1997 and 1996 included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows, for the year then ended (not presented herein); and in our report dated January 20, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet at December 31, 1996 included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which such information has been derived.




/s/ Deloitte & Touche LLP
Detroit, Michigan

October 30, 1997

ITEM 2. -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.

OVERVIEW

Penske Motorsports, Inc. (the Company) is a leading promoter and marketer of professional motorsports in the United States. The Company owns and operates, through its wholly-owned subsidiaries, Michigan Speedway in Brooklyn, Michigan, Nazareth Speedway in Nazareth, Pennsylvania and California Speedway near Los Angeles, California. The Company has a 70% interest in North Carolina Motor Speedway, Inc. (NCMS), which operates a speedway in Rockingham, North Carolina. The Company also owns a 40% interest in Homestead-Miami Speedway, LLC (HMS) and a 7% interest in Grand Prix Association of Long Beach, Inc. (GPLB). In addition, the Company sells motorsports related merchandise such as apparel, souvenirs and collectibles through its subsidiary Motorsports International Corp. (MIC) and Goodyear brand racing tires and accessories through its subsidiaries Competition Tire West, Inc. (CTW) and Competition Tire South, Inc. (CTS) in the midwest and southeastern regions of the United States.

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

Revenues for the three months ended September 30, 1997 were $44.0 million, or 83.5% higher than revenues of $24.0 million for the three months ended September 30, 1996. The Company recorded net income of $8.8 million, or $.63 per share, for the three months ended September 30, 1997, compared to net income of $6.5 million, or $.50 per share, in 1996, an increase of 36.1%. The increase in revenues and net income in 1997 is due primarily to increased speedway admissions and other speedway revenues resulting from the opening of California Speedway in 1997. Merchandise, tires and accessories revenues also contributed to higher revenues, as sales increased $2.1 million in the third quarter of 1997 as compared to 1996.

For the nine months ended September 30, 1997, revenues were $95.6 million, an increase of 83.2% over revenues of $52.2 million for the nine months ended September 30, 1996. Net income for the nine months increased 49.4%, from $12.2 million, or $1.03 per share, in 1996 to $18.3 million, or $1.33 per share, in 1997. These increases are due primarily to the opening of California Speedway in 1997 and additional seating at its other race facilities.

In May 1997, the Company exercised its option to purchase the shares of the majority shareholder of NCMS in exchange for 906,542 shares of the Company's common stock valued at $30 per share. The transaction, which increased the Company's ownership of NCMS to 70%, resulted in the Company recording goodwill of approximately $23.5 million.

On August 5, 1997, the Board of Directors of NCMS approved a merger and merger agreement with the Company. The merger proposal, which offers NCMS stockholders $19.61 per share or the equivalent amount of stock of the Company, will be submitted to the NCMS shareholders at a meeting to be held in the fourth quarter of 1997.

In July 1997, the Company acquired a 40% interest in HMS, the operators of the 45,000 seat Metro-Dade Homestead Motorsports Complex (Homestead). This south Florida 1.5-mile oval racing complex hosts three major racing weekends, including the opening event of the CART PPG World Series, the Marlboro Grand Prix of Miami. The transaction has been recorded as an equity investment in the financial statements of the Company.

In August 1997, the Company acquired a 7% interest in GPLB for $3.9 million. GPLB promotes the Grand Prix of Long Beach in Long Beach, California and owns and operates Gateway International Raceway in Madison, Illinois and Memphis Motorsports Park in Millington, Tennessee. The transaction has been recorded as an equity investment in the financial statements of the Company.

RESULTS OF OPERATIONS

The percentage relationships between revenues and other elements of the Company's Consolidated Statements of Income for the comparative reporting periods were:


                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                              SEPTEMBER 30,         SEPTEMBER 30,
                                            1997         1996    1997         1996
                                           -----      -------    -----------------
REVENUES:
   Speedway admissions                      46.3%        43.7%     41.9%      38.8%
   Other speedway revenues                  30.4         22.1      30.4       24.9
   Merchandise, tires and accessories       23.3         34.2      27.7       36.3
                                           -----      -------     -----     ------
   TOTAL REVENUES                          100.0        100.0     100.0      100.0
                                           -----      -------     -----     ------

EXPENSES:
   Operating                                33.5         29.3      32.5       30.6
   Cost of sales                            13.7         19.8      16.1       21.6
   Depreciation and amortization             6.4          3.5       5.4        4.4
   Selling, general and administrative      11.6          8.5      14.0        9.9
                                           -----      -------     -----     ------
   TOTAL EXPENSES                           65.2         61.1      68.0       66.5
                                           -----      -------     -----     ------
OPERATING INCOME                            34.8%        38.9%     32.0%      33.5%
                                           =====      =======     =====     ======

SEASONALITY AND QUARTERLY RESULTS

Prior to 1997, the Company's weekend race events have been held during the months from April to August. As a result, the Company's business has historically been highly seasonal. In 1997, in addition to the historical weekend events, the Company promoted events at California Speedway in June, September and October and at North Carolina Motor Speedway in October. Additionally, Homestead promoted an event in November. Due to the seasonal nature of the Company's business, the results of operations for the three months and nine months ended September 30, 1997 and 1996 are not indicative of the results to be expected for the year.

Set forth below is summary information with respect to the Company's operations (in thousands):


                        1997                                1996                                   1995
             ----------------------------    -----------------------------------    ----------------------------------
              FIRST    SECOND    THIRD        FIRST   SECOND    THIRD    FOURTH     FIRST   SECOND    THIRD    FOURTH
              -----    ------    -----        -----   ------    -----    ------     -----   ------    -----    ------

REVENUES     $5,375    $46,296   $43,974     $3,642   $24,614   $23,962  $2,957     $2,862  $17,310   $19,197   $2,636


NET
INCOME
(LOSS)       (1,511)    10,929     8,845       (990)    6,717     6,499  (1,346)    (1,157)   4,237     4,812   (1,118)

EVENT
WEEKENDS           -         5         3          -         4         2       -          -        3         2        -

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

Revenues - Revenues for the three months ended September 30, 1997 were $44.0 million, an increase of $20.0 million, or 83.5% compared to the same period in 1996 due to increases in all categories of revenues. Speedway admissions increased $9.8 million, from $10.5 million in 1996 to $20.3 million in 1997 due to increased attendance from the addition of the 72,000-seat California Speedway and additional seats at Michigan Speedway (8,500). Other speedway revenues increased $8.1 million, from $5.3 million in 1996 to $13.4 million in 1997, due primarily to the opening of California Speedway. Sales of merchandise, tires and accessories were $10.3 million for the quarter ended September 30, 1997, compared to $8.2 million for the comparable period in 1996, an increase of 25.0%. This increase resulted primarily from strong demand for California Speedway inaugural merchandise.

Operating Expenses - Operating expenses of $14.7 million, or 33.5% of revenues, for the three months ended September 30, 1997 increased $7.7 million from $7.0 million, or 29.3% of revenues, for the three months ended September 30, 1996 due primarily to the addition of operating expenses at California Speedway.

Cost of Sales - Cost of sales for the three months ended September 30, 1997 was $6.0 million, or 58.6% of merchandise, tires and accessories revenues, compared to $4.8 million, or 58.0% of those same revenues for the corresponding period of 1996.

Depreciation and Amortization - Depreciation and amortization expense of $2.8 million for the three months ended September 30, 1997 increased $2.0 million compared to the same period in 1996 due to depreciation at the newly-constructed California Speedway, as well as additional depreciation at Michigan and Nazareth Speedways, which each added new grandstands for the 1997 racing season, and depreciation and goodwill amortization related to NCMS, which was purchased in May, 1997.

Selling, General and Administrative - Selling, general and administrative expenses of $5.1 million for the three months ended September 30, 1997 increased $3.1 million from the same period in 1996. This increase is due mainly to promotional costs associated with the inaugural season at California Speedway.

Interest - The Company recorded net interest expense for the three months ended September 30, 1997 of $766,000, compared to net interest income of $703,000 in 1996. The interest income in 1996 resulted from temporarily investing the proceeds of the Company's March 1996 initial public offering. The Company utilized all of the proceeds of the initial public offering in 1997 and has borrowed to fund the completion of California Speedway and investments in HMS and GPLB.

Income Tax Expense - The effective tax rate for the three months ended September 30, 1997 is 35.9%, compared to 35.2% in 1996, due primarily to the addition of revenues in California, which has a higher state tax.

Net Income - Net income for the three months ended September 30, 1997 was $8.8 million, an increase of $2.3 million, or 36.1%, over net income of $6.5 million for the three months ended September 30, 1996. The increase in net income for 1997 is due primarily to increases in admissions revenues and other speedway revenues from the opening of California Speedway, which held one event in the third quarter, and additional seating at Michigan Speedway. These increases are partially offset by increased expenses associated with California Speedway, the loss related to the equity investments in HMS and GPLB and higher interest expense.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

Revenues - Revenues for the nine months ended September 30, 1997 were $95.6 million, an increase of $43.4 million, or 83.2% compared to the same period in 1996 due to increases in all categories of revenues. Speedway admissions increased $19.8 million, from $20.2 million in 1996 to $40.0 million in 1997 from the promotion of two additional events at California Speedway and additional seats at Michigan Speedway (8,500) and Nazareth Speedway (11,000). Other speedway revenues increased $16.1 million, from $13.0 million in 1996 to $29.1 million in 1997, due primarily to the additional events at California Speedway. Sales of merchandise, tires and accessories were $26.5 million for the nine months ended September 30, 1997, compared to $19.0 million for the comparable period in 1996, an increase of 39.5%. This increase resulted from strong demand for California Speedway inaugural merchandise.

Operating Expenses - Operating expenses increased from $16.0 million, or 30.6% of revenues, for the nine months ended September 30, 1996 to $31.0 million, or 32.5% of revenues, in 1997, an increase of $15.0 million, due primarily to operating costs at California Speedway, which had minimal expenses in 1996, and from the addition of CTS, which was acquired in March 1996, to the consolidated financial statements for all of 1997.

Cost of Sales - Cost of sales for the nine months ended September 30, 1997 was $15.4 million, or 58.2% of merchandise, tires and accessories revenues, compared to $11.3 million, or 59.4% of those same revenues for the corresponding period of 1996.

Depreciation and Amortization - Depreciation and amortization expense of $5.2 million for the nine months ended September 30, 1997 increased $2.9 million compared to the same period in 1996 due to the addition of depreciation on the California Speedway facility, as well as additional depreciation at Michigan and Nazareth Speedways, which added new grandstands for the 1997 racing season, and depreciation and goodwill amortization at NCMS.

Selling, General and Administrative - Selling, general and administrative expenses of $13.4 million for the nine months ended September 30, 1997 increased $8.3 million from the same period in 1996. This increase is due mainly to promotional costs associated with the opening of the California Speedway in June 1997.

Interest - Net interest expense for the nine months ended September 30, 1997 was $689,000, compared to net interest income of $1.6 million in 1996. The Company invested the proceeds of its March 1996 initial public offering temporarily while California Speedway was being constructed. As of September 30, 1997, these funds had been utilized completely and the Company has borrowed to fund the remaining construction costs at California Speedway and the investments in HMS and GPLB.

Income Tax Expense - The effective tax rate for the nine months ended September 30, 1997 is 37.5%, compared to 35.9% in 1996, due primarily to the addition of revenues in California, which has a higher state tax rate, and the treatment of CTW as a Subchapter S Corporation in the first quarter of 1996.

Net Income - Net income for the nine months ended September 30, 1997 was $18.3 million, an increase of $6.1 million, or 49.4%, over net income of $12.2 million for the nine months ended September 30, 1996. The increase in net income for 1997 reflects the opening of California Speedway, as well as expansion and improvements to the Company's other speedways, net of higher costs associated with California Speedway and lower interest income, as the Company's cash reserves have been utilized to fund completion of California Speedway and the investments in HMS and GPLB.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has relied on cash flows from operating activities supplemented, as necessary, by bank borrowings to finance working capital, investments and capital expenditures. The Company has used all of the proceeds of its March 1996 initial public offering to repay debt and to fund construction of California Speedway.

During the third quarter of 1997, the Company consolidated and increased its unsecured lines of credit into one line of credit with a borrowing cap of $100 million. As of September 30, 1997, the Company had drawn $42.5 million on this line of credit to fund completion of California Speedway and the investments in HMS and GPLB.

The Company believes it has sufficient resources from existing cash balances and from operating activities and, if necessary, from borrowing under its line of credit to satisfy ongoing cash requirements for the next twelve months.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained herein, certain matters discussed in this Form 10-Q are forward-looking statements which involve risks and uncertainties, including but not limited to the Company's ability to maintain good working relationships with the sanctioning bodies for its events and completion of the proposed merger between the Company and NCMS, as well as other risks and uncertainties affecting the Company's operations, such as competition, environmental, industry sponsorships, governmental regulation, dependence on key personnel, the Company's ability to control operational costs, the impact of bad weather at the Company's events and those other factors discussed in the Company's filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is hereby made to "ITEM 2. LEGAL PROCEEDINGS" in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997 for a description of legal proceedings reported for the Company's quarters ended March 31, 1997 and June 30, 1997. The companion lawsuits referenced in such section of these reports do not state the amount of damages being sought by the claimants.

On August 5, 1997, O. Bruton Smith, a shareholder of NCMS and the majority shareholder of Speedway Motorsports, Inc. ("SMI"), filed a lawsuit in North Carolina Superior Court, Mecklenburg County, against NCMS, the Company, Penske Acquisition Corp. ("Merger Sub"), PSH Corp., a shareholder of the Company, and Walter P. Czarnecki, Richard J. Peters, Robert H. Kurnick, Jr., Carrie B. DeWitt, Nancy DeWitt Daugherty and Jo DeWitt Wilson, each a director of NCMS, seeking to enjoin the consummation of a proposed merger ("Merger") of NCMS and Merger Sub. NCMS, the Company and the other defendants in the lawsuit filed a motion to dismiss Mr. Smith's lawsuit, and Mr. Smith filed a motion to obtain a preliminary injunction to prohibit the Merger. The court approved a motion for expedited discovery and set a hearing for November 5, 1997 to consider the defendants' motion to dismiss and Mr. Smith's motion for a preliminary injunction. Mr. Smith also filed a motion to add other shareholders of NCMS as additional plaintiffs. At the November 5 hearing, the court denied Mr. Smith's motion for a preliminary injunction, and dismissed his lawsuit. In his lawsuit, Mr. Smith alleged that Ms. Carrie B. DeWitt, as a majority shareholder, owed a duty to the minority shareholders of NCMS to sell her shares of NCMS stock in a transaction that would result in the minority shareholders receiving the "highest price" for their shares and that she breached this duty by selling her shares to the Company. In addition, Mr. Smith alleged that the defendant directors breached their fiduciary duties to NCMS and its shareholders by approving the proposed Merger. Finally, Mr. Smith alleged that the Company's negotiation and purchase of Ms. DeWitt's NCMS stock and the negotiation and execution of the Merger Agreement constituted an unfair and deceptive trade practice under North Carolina law. Mr. Smith may choose to appeal the court's decision. Whether Mr. Smith will choose to do so and, if he does so, whether the court's decision will be overturned cannot be predicted at this time.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibit Number and Description

(a)
      10.1      Credit  Agreement  dated as of September 30, 1997 among
                Penske Motorsports, Inc. and certain of its U.S. Subsidiaries, as Borrowers, and each of the financial institutions initially a signatory thereto, as Lenders, and First Union National Bank, as Agent, and NationsBank, N.A., as Co-Agent.

      15.1      Letter RE: unaudited interim financial information.

      27.1      Financial Data Schedule

      27.2      Financial Data Schedule


(b)    Reports on Form 8-K
       The Company was not required to file a report on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PENSKE MOTORSPORTS, INC.

Date:    November 12, 1997            By:   /s/ James H. Harris
                                            --------------------
                                      Its:  Senior Vice President and Treasurer
                                            (Principal Financial Officer)

                                EXHIBIT INDEX



        Exhibit Number      Description
        --------------      -----------


10.1 Credit Agreement dated as of September 30, 1997 among Penske Motorsports, Inc. and certain of its U.S. Subsidiaries, as Borrowers, and each of the financial institutions initially a signatory thereto, as Lenders, and First Union National Bank, as Agent, and NationsBank, N.A., as Co-Agent.

15.1      Letter RE: unaudited interim financial information.

27.1      Financial Data Schedule

27.2      Financial Data Schedule