Form 10-K
period 1997-03-31
PENSKE MOTORSPORTS INC
filed 1998-03-27
CIK 1006605

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED: DECEMBER 31, 1997         COMMISSION FILE NUMBER: 0-28044

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (313) 592-8255
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                 NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                                     ON WHICH REGISTERED
          -------------------                                    ---------------------
COMMON STOCK, PAR VALUE $0.01 PER SHARE                         NASDAQ STOCK MARKET(SM)

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $201,846,611 BASED UPON THE CLOSING SALES PRICE OF THE REGISTRANT'S COMMON STOCK ON THE NASDAQ STOCK MARKET(SM) AT MARCH 24, 1998, OF $32.125 PER SHARE. AS OF MARCH 24, 1998, 14,208,898 SHARES OF REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE, WERE OUTSTANDING. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED FOR ITS 1998 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

================================================================================

                              TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                    PART I
Item 1.   Business.........................................................   2

Item 2.   Properties.......................................................  10

Item 3.   Legal Proceedings................................................  10

Item 4.   Submission of Matters to a Vote of Security Holders..............  11
          Supplementary Item: Executive Officers of Registrant.............  11

                                   PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters..............................................  12

Item 6.   Selected Financial Data..........................................  13

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................  14

Item 8.   Financial Statements and Supplementary Data......................  20

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  33

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant...............  33

Item 11.  Executive Compensation...........................................  33

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.......................................................  33

Item 13.  Certain Relationships and Related Transactions...................  33

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..  33

Signatures.................................................................  37

                                     PART I

ITEM 1: BUSINESS

     Penske Motorsports, Inc. ("PMI") is a leading promoter and marketer of professional motorsports in the United States. PMI owns and operates speedways through its subsidiaries, Michigan International Speedway, Inc. ("Michigan Speedway") in Brooklyn, Michigan, Pennsylvania International Raceway, Inc. ("Nazareth Speedway") in Nazareth, Pennsylvania, California Speedway Corporation ("California Speedway") in Fontana, California, and North Carolina Motor Speedway, Inc. ("North Carolina Speedway") in Rockingham, North Carolina. In addition, PMI owns 45% of the ownership interests in Homestead-Miami Speedway, LLC, which owns and operates the Miami-Dade Homestead Motorsports Complex in Homestead, Florida ("Homestead-Miami Speedway"). PMI also produces and markets motorsports-related merchandise such as apparel, souvenirs and collectibles through its wholly-owned subsidiary, Motorsports International Corp. ("MIC"). In addition, through its wholly-owned subsidiaries, Competition Tire West, Inc. ("Competition Tire West") and Competition Tire South, Inc. ("Competition Tire South" and, together with Competition Tire West, "Competition Tire"), PMI distributes and sells Goodyear brand racing tires in the midwest and southern regions of the United States.

     Unless the context otherwise requires, references herein to the "Company" mean Penske Motorsports, Inc. ("PMI") and its subsidiaries considered as one enterprise. "NASCAR(R)" and "Winston Cup(R)" are registered trademarks and service marks of the National Association for Stock Car Auto Racing, Inc. ("NASCAR").

     PMI, excluding Homestead-Miami Speedway, promoted a total of 17 major racing events at Michigan Speedway, Nazareth Speedway, California Speedway and North Carolina Speedway in 1997 and expects to promote a total of 19 major racing events at these speedways in 1998. Of the 17 1997 events, 11 were stock car races, 9 of which were sanctioned by NASCAR, 4 (including an Indy Lights Series event) were Indy car races sanctioned by Championship Auto Racing Teams, Inc. ("CART"), and 2 were Craftsman Truck Series races sanctioned by NASCAR. NASCAR events promoted by PMI in 1997 included 4 NASCAR races associated with the Winston Cup Series, 4 races associated with the NASCAR Busch Grand National Series, 1 race associated with NASCAR Winston West Series and 2 races associated with the NASCAR Craftsman Truck Series.

     Management believes that spectator demand for its Winston Cup events at California Speedway, Michigan Speedway and North Carolina Speedway will exceed existing permanent seating capacity. At December 31, 1997, permanent seating capacity, excluding infield capacity, at California Speedway was 70,644, at Michigan Speedway was 106,775 and at North Carolina Speedway was 50,219. In 1998, PMI expects to add approximately 5,000 grandstand seats at Michigan Speedway, 15,000 grandstand seats at California Speedway and 14,000 grandstand seats at North Carolina Speedway. In addition, PMI expects to add 21,000 new grandstand seats at California Speedway prior to the year 2002. PMI has received the necessary government approvals for these additional seats as well as approval for a total capacity of 107,000 spectators at California Speedway. Also, in 1997, PMI added approximately 11,000 grandstand seats at Nazareth Speedway which now has permanent seating capacity, excluding infield capacity, of 46,288, and also added 8,500 seats at Michigan Speedway.

     In addition to permanent seating capacity, California Speedway has 71 terrace suites and 55 chalets and Michigan Speedway has 37 suites, 40 chalets and 10 grandstand pavilions for corporate hospitality. North Carolina Speedway has 34 suites. Nazareth Speedway has 39 hospitality chalets and additional space for large corporate gatherings which can accommodate up to 5,000 people.

     PMI owns 45% of the outstanding ownership interests in Homestead-Miami Speedway. Homestead-Miami Speedway has permanent seating capacity of 35,924 seats, excluding infield capacity, and temporary seating of 5,730. In addition, Homestead-Miami Speedway has 30 terrace suites, 20 skybox lounges and 30 chalets.

COMPANY STRATEGY

     The Company's strategy is to continue to increase revenue and profitability by hosting premier weekend events, expanding its existing seating capacity and otherwise improving its facilities, increasing its sales of racing-related merchandise and pursuing opportunities to expand into other markets. The key elements of this strategy are as follows:

     - Hosting Premier Weekend Events. The Company plans its racing events, and designs and maintains its facilities, to create an environment which maximizes the spectators' entertainment experience. Management believes that associating supporting race events with a Winston Cup event sanctioned by NASCAR or FedEx Championship Series event sanctioned by CART, helps to increase overall weekend attendance at the Company's facilities, in part by attracting spectators traveling longer distances, and makes the overall experience more satisfying. For example, in 1997, the Company hosted an ARCA-sanctioned race on the Saturday preceding the Miller 400, which is a Winston Cup event, and on the Saturday preceding the Marlboro 500, which is a CART-sanctioned event. As a result of this strategy, the Company generated virtually all of its 1997 speedway revenue in 10 weekends.

       To maximize the spectators' entertainment experience, the Company designs and maintains its facilities to maximize the comfort, view and amenities offered to the spectators. To that end, upon acquiring Michigan Speedway in 1973, management embarked upon a series of capital improvements, including the construction of additional permanent grandstand seating, new hospitality suites, improvements to the concession stands and innovative corporate entertainment facilities. At Michigan Speedway, most spectators can see the entire track from the grandstands due to the banking of the track and the absence of obstruction in the infield. Following the purchase of Nazareth Speedway in 1986, PMI implemented a similar strategy by converting Nazareth Speedway from a dirt track to a one-mile asphalt speedway and constructing grandstands and corporate entertainment facilities. In addition, in 1996 PMI constructed new concession and restroom facilities at Michigan Speedway and Nazareth Speedway to increase the comfort of race spectators and also upgraded the seating in the main grandstands at Nazareth Speedway. Capitalizing on its successful experience at Michigan Speedway and Nazareth Speedway, PMI designed the California Speedway with state-of-the-art seating, concessions and amenities. Upon completion of its acquisition of North Carolina Speedway in 1997, PMI improved the grandstand seating by repainting and sealing the tiered cement bleachers and adding aluminum seats with backs on the front stretch, improved landscaping and cleared additional property to increase camping and parking availability.

       Expanding corporate entertainment at racing events also offers the opportunity for increased revenue. PMI improved its corporate entertainment facilities by expanding its corporate concourses, and expanded and upgraded the chalet village at Michigan Speedway for the 1997 season. PMI currently has 10 full-time employees who spend the majority of their time marketing events at PMI's facilities to corporate customers.

       No speedway currently promotes more than two Winston Cup races per year. In 1998, PMI will promote two Winston Cup events at Michigan Speedway, one Winston Cup event at the California Speedway and two Winston Cup events at North Carolina Speedway. In addition, PMI will promote one CART FedEx Championship Series event at each of Michigan Speedway, California Speedway, and Nazareth Speedway in 1998. Homestead-Miami Speedway will also have one CART FedEx Championship Series event. Management of the Company intends to seek additional racing events for its facilities.

     - Sales of Merchandise, Tires and Accessories. The Company sells merchandise, such as apparel, souvenirs and collectibles, directly to spectators at its facilities, to retail customers through catalogue sales and through direct sales to dealers. The Company also rents "show cars" for promotional events to corporate customers. The Company expects to increase revenue derived from third party merchandisers as the number of merchandisers at the Company's races increase. The Company is also exploring additional distribution channels, such as the Internet.

      Additionally, the Company engages in the wholesale and retail sale and distribution of Goodyear brand racing tires for various types of racing events. The Company's strategy is to continue to increase sales of racing tires through the favorable reputation of the Goodyear tire, as well as capitalizing on the growing popularity of motorsports in the United States.

     - Continued Expansion of California Speedway, Michigan Speedway, North Carolina Speedway, and Nazareth Speedway. Since the acquisition of Michigan Speedway and Nazareth Speedway, PMI has constructed more than 109,000 grandstand seats at the two facilities. Management believes that spectator demand for its Winston Cup events at Michigan Speedway, California Speedway and North Carolina Speedway will exceed the Company's existing permanent grandstand seating capacity at these facilities. PMI plans to continue to expand by adding permanent grandstand seating and luxury suites at Michigan Speedway, California Speedway, North Carolina Speedway and Nazareth Speedway. Prior to the 1997 season, PMI added approximately 8,500 grandstand seats at Michigan Speedway and approximately 11,000 grandstand seats at Nazareth Speedway. Prior to the commencement of the 1998 racing season, PMI expects to add approximately 5,000 grandstand seats at Michigan Speedway and approximately 15,000 grandstand seats at California Speedway. In addition, prior to the October race at North Carolina Speedway, PMI expects to add approximately 14,000 grandstand seats.

     - Pursuing Expansion Opportunities. The Company intends to consider expansion opportunities as they become available, including growth by acquisition. For example, in 1997 the Company acquired all of the issued and outstanding common stock of North Carolina Speedway (of which it owned approximately five percent at the beginning of 1997) and in 1997 and 1998 45% of the ownership interests of Homestead-Miami Speedway.

EVENTS AND FACILITIES

Events

     PMI's operations in 1997 consisted principally of promoting racing and related events at its Michigan Speedway, Nazareth Speedway, and California Speedway. In addition, PMI acquired 70% of the outstanding common stock of North Carolina Speedway in May 1997 and the remaining common stock in December 1997. In 1997, North Carolina Speedway hosted two Winston Cup events, one in February (while PMI owned approximately 5%) and the other in October (when PMI owned approximately 70%).

     PMI's 1998 scheduled racing events at all of its facilities are as follows:

   DATE                     RACE                             CIRCUIT                       FACILITY
   ----                     ----                             -------                       --------
February 21   GM Goodwrench Service Plus 200      NASCAR Busch Grand National      North Carolina Speedway
February 22   GM Goodwrench Service Plus 400      NASCAR Winston Cup               North Carolina Speedway
March 15
                                                  PPG-Dayton Indy Lights           Homestead-Miami Speedway
March 15      Marlboro Grand Prix of Miami        CART/FedEx Championship          Homestead-Miami Speedway
              Presented by Toyota
April 4
                                                  NASCAR Slim Jim All-Pro          Homestead-Miami Speedway
April 4       Florida Dodge Dealers 400           NASCAR Craftsman Truck           Homestead-Miami Speedway
April 25
                                                  KOOL Toyota Atlantic             Nazareth Speedway
                                                  Championship
April 26
                                                  PPG-Dayton Indy Lights           Nazareth Speedway
April 26      Bosch Spark Plug Grand Prix         CART/FedEx Championship          Nazareth Speedway
              Presented by Toyota
May 2         Auto Club 200                       NASCAR Winston West              California Speedway
May 2         IROC Round II                       IROC                             California Speedway
May 3         California 500 Presented by NAPA    NASCAR Winston Cup               California Speedway
May 16
                                                  USRRC/F2000                      Homestead-Miami Speedway
May 17
                                                  USRRC NTB Trans Am               Homestead-Miami Speedway
May 17
                                                  USRRC Can-Am GT                  Homestead-Miami Speedway
May 17        First Union 200                     NASCAR Busch Grand National      Nazareth Speedway

   DATE                     RACE                             CIRCUIT                       FACILITY
   ----                     ----                             -------                       --------
May 17
                                                  NASCAR Featherlite Modified      Nazareth Speedway
                                                  Tour
June 13       ARCA 200                            ARCA                             Michigan Speedway
June 13       IROC Round III                      IROC                             Michigan Speedway
June 14       Miller Lite 400                     NASCAR Winston Cup               Michigan Speedway
July 12
                                                  NASCAR Slim Jim All-Pro          Nazareth Speedway
July 12       NAPA AutoCare 200                   NASCAR Craftsman Truck           Nazareth Speedway
July 18       No Fear Challenge                   NASCAR Craftsman Truck           California Speedway
July 18
                                                  NASCAR Winston West              California Speedway
July 19       Kenwood Home & Car Audio 300        NASCAR Busch Grand National      California Speedway
July 25       Detroit News 100                    PPG-Dayton Indy Lights           Michigan Speedway
July 26       US 500 Presented by Toyota          CART/FedEx Championship          Michigan Speedway
August 15     Pepsi 200 Presented by DeVilbiss    NASCAR Busch Grand National      Michigan Speedway
August 16     Pepsi 400 Presented by DeVilbiss    NASCAR Winston Cup               Michigan Speedway
October 17
                                                  FIA GT Championship              Homestead-Miami Speedway
October 31
                                                  PPG-Dayton Indy Lights           California Speedway
October 31    ACDelco 200                         NASCAR Busch Grand National      North Carolina Speedway
November 1    Marlboro 500 Presented by Toyota    CART/FedEx Championship          California Speedway
November 1    ACDelco 400                         NASCAR Winston Cup               North Carolina Speedway
November 14
                                                  NASCAR Goody's Dash              Homestead-Miami Speedway
November 15
                                                  NASCAR Slim Jim All-Pro          Homestead-Miami Speedway
November 15   Jiffy Lube Miami 300                NASCAR Busch Grand National      Homestead-Miami Speedway

     NASCAR grants sanctioning agreements on an annual basis for the next succeeding year, while CART grants multiple year sanctioning agreements. Each CART FedEx Championship Series race at PMI's facilities is scheduled through 1998, other than Homestead-Miami Speedway, which is scheduled through the year 2000. At Michigan Speedway, the Company has hosted two Winston Cup races annually since 1973 and North Carolina Speedway has hosted two Winston Cup races annually since 1966. In addition, the Company has hosted at least one CART FedEx Championship Series event annually since 1979.

Facilities

     MICHIGAN SPEEDWAY. Michigan Speedway is located in Brooklyn, Michigan, approximately 70 miles southwest of Detroit and 18 miles southeast of Jackson. Michigan Speedway has 106,775 grandstand seats, 37 suites, a chalet village containing 40 hospitality chalets and 10 grandstand pavilions. In 1997, PMI added approximately 8,500 grandstand seats.

     The speedway and all adjacent parking areas consist of approximately 977 acres, all of which is owned by PMI. Michigan Speedway is a premier superspeedway with a full view of the track from most of the grandstand seats. Michigan Speedway is the home of the fastest 500 mile auto race (the 1990 Marlboro 500 at an average winning speed of 189.727 mph) and, prior to 1997, was the home of the world Indy car speed record (Jimmy Vassar's 234.665 mph qualifying lap at the 1996 Marlboro 500), which record was broken in 1997 at California Speedway. Michigan Speedway is a two-mile, tri-oval with 18 degree banking in the corners, 12 degrees on the front straightaway and five degrees on the back straightaway. The track is 73 feet wide with a 10-foot apron in the turns and 45 feet wide with a 12-foot apron on the straightaways. The backstretch is 2,242 feet in length. The pit road is 2,299 feet long, 50 feet wide and contains space for 44 individual pit areas. The free parking areas can accommodate 50,000 cars. The Michigan Speedway oval was resurfaced in the spring of 1995. PMI acquired Michigan Speedway in 1973.

     NAZARETH SPEEDWAY. Nazareth Speedway is located in Lower Nazareth Township, Pennsylvania, approximately 12 miles from Allentown, 50 miles from Philadelphia and 80 miles from New York City. Nazareth Speedway sits on approximately 107 acres and on race days uses more than 183 acres of land, some of which is leased. Nazareth Speedway has permanent seating capacity of 46,288 including approximately 11,000 grandstand seats which were added in 1997. The track is a one-mile speedway. Turn one is banked three degrees, turn two is banked four degrees and turns three and four are banked six degrees. The track width varies from 50 feet on the front stretch to 60 feet on the back stretch. Nazareth Speedway has an elevation change of 34 feet and an 18-foot wide warm up lane encompassing the entire inside of the track. This provides a racing surface for drivers, traveling slower than race speeds, to warm up their engines and tires without interfering with faster cars. PMI acquired Nazareth Speedway in 1986.

     NORTH CAROLINA SPEEDWAY. North Carolina Speedway is located in Rockingham, North Carolina, approximately 90 miles south of Raleigh, North Carolina. North Carolina Speedway, which was formed and began operations in 1965, has 48,229 reserved grandstand seats and 34 suites with seating for 1,990 guests.

     The speedway consists of approximately 248 acres, all of which are owned by North Carolina Speedway, and the speedway leases an additional 52 acres for parking on race days. North Carolina Speedway is a 1.017-mile oval with 22 degree to 25 degree banking in the turns and 8 degree banking on the front and back straightaway. The track is 55 feet wide with a 50-foot apron on the turns and 50 feet wide with a 20-foot apron on the straightaways. The backstretch is 1,367 feet in length. The front pit road is 1,013 feet long, 25 feet wide and contains space for 31 individual pit areas. The back pit road is 841 feet long, 15 feet wide and contains space for 22 individual pit areas. The oval was resurfaced in 1994. In 1998, PMI intends to rebuild the grandstands along the backstretch, which will add approximately 14,000 seats. PMI acquired North Carolina Speedway in 1997.

     CALIFORNIA SPEEDWAY. California Speedway is located on approximately 529 acres, 40 miles east of Los Angeles in San Bernadino county and consists of a two-mile, tri-oval track banked in a fashion similar to the Michigan Speedway facility. In 1997, California Speedway became the home of the world Indy car speed record (Mauricio Gugelmin's 240.942 mph qualifying lap at the 1997 Marlboro 500 Presented by Toyota) surpassing the previous record held at PMI's Michigan Speedway. California Speedway has 70,644 grandstand seats to which PMI expects to add 21,000 grandstand seats by the year 2002 (15,000 in 1998). PMI has received the necessary governmental approvals for these additional seats as well as approval for a total capacity of 107,000 spectators. In addition to its grandstand seats, California Speedway has 71 terrace suites and 55 chalets.

     Adjacent to the pit area at California Speedway, there is a two-story structure housing infield suites on the upper level and work areas on the lower level. The upper level includes 71 terrace suites, each capable of accommodating up to 40 persons to view races. Rooftop viewing areas are also provided for the suiteholders. The lower level of the infield suite building houses 54 units designed for various functions.

     A total of 32,000 free parking spaces surround California Speedway for those seated within the grandstand areas. Additionally, 125 spaces have been designated for bus parking. This equates to a ratio of slightly more than one parking space for each three grandstand seats. California Speedway also accommodates a Metrolink station in the northeastern portion of the parking area, along the Atkinson Topeka & Santa Fe rail line adjacent to the California Speedway, which is a passenger rail line connecting the area with downtown Los Angeles, as well as to Oceanside/San Diego, Oxnard/Camarillo and Lancaster.

     OTHER FACILITIES. During the third quarter, the Company established its presence in South Florida through its investment in Homestead-Miami Speedway. In July of 1997, the Company invested $11.8 million (plus related acquisition costs) for a 40% interest in Homestead-Miami Speedway. In March, 1998, PMI increased its interest in Homestead-Miami Speedway to 45% by purchasing an additional 5% of Homestead-Miami Speedway for $2.85 million payable on December 31, 2001. During the year, the Company continued to explore a new venue for motorsports in Denver, Colorado. In 1997, the Company acquired approximately 7.3% of the outstanding common stock of Grand Prix of Long Beach, Inc. ("GPLB") all of which stock was sold by the Company in March 1998.

COMPETITION TIRE

     Two of PMI's subsidiaries, Competition Tire West (located in Brooklyn, Michigan) and Competition Tire South (located in Daytona Beach, Florida), engage in the wholesale and retail sale and distribution of Goodyear brand racing tires for various types of racing events, excluding CART-sanctioned events. Competition Tire West is a dealer of Goodyear brand racing tires. Competition Tire West's area of primary responsibility includes Ohio, Indiana, Michigan, Illinois, Wisconsin, Minnesota, North Dakota, South Dakota, Iowa, Missouri and Kentucky. Competition Tire South is a dealer of Goodyear brand sports car, dirt car and drag racing tires. Competition Tire South's area of primary responsibility includes Florida, Georgia, Alabama, Tennessee, North Carolina and South Carolina. Competition Tire South is also a dealer of Goodyear brand sports car racing tires in Tennessee and North Carolina. Competition Tire sells racing tires directly to end users of the tires and to retailers of the tires and provides supplies of tires for use at racing events. Competition Tire West and Competition Tire South distribute Goodyear brand tires pursuant to Dealership Agreements with Goodyear which expire on December 31, 2000.

     The material terms of the Dealership Agreements between Goodyear and Competition Tire include payment terms (all payments are due on the 10th of each month) and late payments entitle Goodyear to cancel the Agreement. Goodyear disclaims any warranty as to merchantability, fitness for a particular purpose, or otherwise and Goodyear further disclaims any liability for special or consequential damages arising out of the use of Goodyear products sold under the Dealership Agreements. Finally, notwithstanding the terms set forth above, either Goodyear or Competition Tire may cancel the Dealership Agreements at the end of any calendar year upon 30 days prior written notice.

COMPETITION

     Racing events compete not only with other sports and other recreational events scheduled on the same dates, but with other racing events sanctioned by various racing bodies such as NASCAR, CART, the United States Auto Club ("USAC"), the National Hot Rod Association ("NHRA"), Sports Car Club of America ("SCCA"), the Automobile Racing Club of America ("ARCA"), the Indy Racing League ("IRL") and others. Racing events sanctioned by different organizations are often held on the same dates at separate tracks, in competition with the NASCAR and CART event dates. In addition, motorsports facilities compete with one another for the patronage of motor racing spectators, with other track owners and with other sports and entertainment businesses, many of which have resources that exceed those of the Company. The quality of the competition, type of racing event, caliber of events, sight lines, ticket pricing, location and customer conveniences, among others, distinguish the motorsports facilities.

     MIC's principal competitors include other authorized (as well as unauthorized) distributors and retailers of Penske Racing merchandise and merchandise relating to its drivers, as well as merchandise relating to other drivers. Competition Tire's principal competitors are distributors and retailers of racing tires manufactured by companies other than Goodyear, such as Hoosier and Firestone.

EMPLOYEES

     As of December 31, 1997, the Company had 163 full-time and part-time employees. The Company engages a small number of temporary employees to assist during the racing season and a large number of temporary personnel to assist during periods of peak attendance at its events. For example, Michigan Speedway may engage up to 4,000 persons for a race weekend at Michigan Speedway, some of whom are volunteers. None of PMI's employees are represented by a labor union. Management believes that PMI enjoys a good relationship with its employees.

ENVIRONMENTAL MATTERS

     Prior to the commencement of construction of California Speedway, portions of the site of California Speedway were identified by Kaiser Ventures Inc. ("Kaiser") and the applicable governmental agency as requiring remediation by Kaiser to comply with applicable environmental laws. Property owned by Kaiser adjacent to the site has also been identified as requiring remediation by Kaiser. Remediation activities at the site, a former steel production facility, were carried out by Kaiser under a Consent Order between Kaiser and the California Environmental Protection Agency, Department of Toxic Substances Control ("DTSC"), dated August 22, 1988. The primary area of potential environmental concern at the site is an approximately 13 acre area which was the location of Kaiser's former by-products plant and underground storage tanks. Under the supervision of the DTSC, Kaiser was able to undertake successful remedial action at the site through a combination of remedial action alternatives selected for implementation. Such remedial efforts by Kaiser at the site include the installation of a low-permeability membrane and cap (and long-term maintenance of this cap) in the 13 acre by-products and underground storage tank area by Kaiser, installation of a vapor extraction system for impacted soils in that area, excavation, treatment and off-site removal and disposal of impacted soils and residual waste materials. Such efforts also include containment on the site of potentially impacted soils after the DTSC considered the public health, environmental protection, benefits derived from implementation of alternatives and decreased levels of exposure over time.

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

     Effective January 1, 1995, California Speedway and Michigan Speedway were released by the DTSC from various liabilities under California environmental protection laws which might otherwise arise out of their ownership of real estate or operations at California Speedway site. In addition, Kaiser has agreed to indemnify California Speedway and Michigan Speedway from environmental liabilities associated with the condition of the site and the Company obtained environmental liability insurance coverage to protect the Company during the construction of California Speedway and for subsequent periods deemed to be necessary by the Company.

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

     Kaiser has agreed to provide sanitary wastewater treatment services to California Speedway from a nearby treatment facility owned by Kaiser. The Company has the option to purchase the facility at the fair market value at any time. Kaiser has agreed not to voluntarily sell, lease or transfer the facility to a third party without the Company's consent.

     Treated effluent from the site of California Speedway has been historically utilized by an unrelated party, California Steel Industries ("CSI"), in its industrial processes under an arrangement with Kaiser. The Company believes that this utilization will continue into the future, but there can be no assurance in this regard. Should CSI's utilization cease and a replacement not be found, or should federal, state or local laws or regulations change, it might be impracticable for the sewerage treatment facility serving the site of California Speedway to continue in operation. The Company would then be required to connect to the public sewerage system. This could require material expenditures by the Company either to acquire and/or upgrade the treatment facility or to obtain other sanitary wastewater treatment services from a public utility.

REGULATION

     The motorsports industry generates significant revenue each year from the promotion, sponsorship, and advertising of various companies and their products. Government regulation can adversely impact the availability to motorsports of this promotion, sponsorship and advertising revenue. Advertising by the tobacco and liquor industries is generally subject to greater governmental regulation than advertising by other sponsors of PMI's events. During the past year, various state attorney generals and certain plaintiffs' attorneys announced settlement arrangements with the tobacco industry that if approved and, if implemented, could potentially restrict tobacco industry sponsorship of, and advertising at, sporting events. Advertising revenue from the tobacco and liquor industry accounted for less than 2% of the Company's total revenue in the year ended December 31, 1997.

INSURANCE

     The Company maintains insurance with insurance companies against such risks and in such amounts, with such deductibles, as are customarily maintained by similar businesses. The Company presently maintains a $25 million contractor's pollution liability policy and a pollution legal liability policy, on a shared limits basis. The policy has a $500,000 per occurrence deductible and generally covers the Company's legal liability for bodily injury, property damage and clean-up costs caused by pollution conditions (i) resulting from construction activities at the California Speedway site and which are not covered by the construction contractors' policies, and (ii) which emanate from the covered sites and damage to third parties as a result of existing conditions or on-going operations. There can be no assurances that such policy will be sufficient to cover any potential liability resulting from the environmental condition of existing facilities or from the construction of the California Speedway or that such policy will be available in the future for the Company to purchase.

PATENTS AND TRADEMARKS

     PMI has various registered and common law trademark rights to "Michigan Speedway", "Nazareth Speedway" "North Carolina Speedway" and "California Speedway" and related logos and has a license from a subsidiary of Penske Corporation to use the name "Penske" in its trade name. MIC has licenses from various drivers and businesses to use names and logos for merchandising programs and product sales. Management's policy is to protect its intellectual property rights zealously, through litigation if necessary, chiefly because of their proprietary value in merchandise and promotional sales.

ITEM 2: PROPERTIES

     The following table sets forth the location, track name, approximate acreage and track length for each of the Company's speedway facilities.

                                                        APPROXIMATE    LENGTH OF
         LOCATION                   TRACK NAME           ACREAGE*        TRACK
         --------                   ----------          -----------    ---------
Brooklyn, Michigan          Michigan Speedway               977           2 miles
Nazareth, Pennsylvania      Nazareth Speedway               183            1 mile
Rockingham, North Carolina  North Carolina Speedway         300       1.017 miles
Fontana, California         California Speedway             529           2 miles
Homestead, Florida**        Homestead-Miami Speedway**      344         1.5 miles

-------------------------
 * The Company owns all of the acreage listed in the table except for 77 acres of property located near Nazareth Speedway which is leased from others to supply additional parking space and 52 acres of property located near North Carolina Speedway which is leased from others to supply additional parking space. In addition, all of the acreage with respect to the Homestead-Miami Speedway is leased from the City of Homestead, Florida.

** PMI owns 45% of the outstanding ownership interests in Homestead-Miami
   Speedway.

     Additional information concerning the Company's facilities is set forth in "Item 1: Business", under the caption "Events and Facilities -- Facilities."

ITEM 3: LEGAL PROCEEDINGS

     In March 1997, two purported class action companion lawsuits were filed in the United States District Court, Northern District of Georgia, against approximately 28 businesses, including PMI and MIC, many of which are involved in the sale of souvenirs and merchandise at NASCAR Winston Cup races. The lawsuits allege, in substance, that the defendants unlawfully conspired to fix the prices of souvenirs and merchandise at these races in violation of federal antitrust laws, for which the plaintiffs are seeking treble damages. In March 1998, the plaintiffs agreed to dismiss PMI from the lawsuit without prejudice, although PMI's subsidiary MIC continues as a defendant. The Company disputes the claims and expects to vigorously defend itself. The lawsuit does not state the amount of damages being sought by the claimants.

     In August 1997, a purported class action was commenced against North Carolina Speedway in the U.S. District Court for the Middle District of North Carolina at Greensboro seeking treble damages under the United States and North Carolina anti-trust laws. The suit alleges, in substance, that North Carolina Speedway conspired with various persons to fix the prices of souvenirs sold at the track during the Winston Cup and Busch Series Grand National Division stock car races from 1988 until January 1997. The suit names various persons as alleged co-conspirators, but does not name them (or others) as defendants, at this time. The suit alleges similar conduct that appeared in the purported national class actions pending in the U.S. District Court, Northern District of Georgia, filed against approximately 28 other business and which is discussed above. The suit against North Carolina Speedway has been transferred for consolidated pre-trial proceedings with the Georgia case upon the motion of North Carolina Speedway. North Carolina Speedway disputes the claims and expects to vigorously defend itself. The lawsuit does not state the amount of damages being sought by the claimants.

     On August 5, 1997, O. Bruton Smith, a shareholder of North Carolina Speedway and the majority shareholder and chairman of Speedway Motorsports, Inc., filed a lawsuit in North Carolina Superior Court, Mecklenburg County, against North Carolina Speedway, PMI, Penske Acquisition, Inc. (a wholly owned subsidiary of PMI), PSH Corp., a shareholder of PMI, and Walter P. Czarnecki, Richard J. Peters, Robert H. Kurnick, Jr., Carrie B. DeWitt, Nancy DeWitt Daugherty and Jo DeWitt Wilson, each a director of North Carolina Speedway, seeking to enjoin the consummation of the merger of North Carolina Speedway with and into Penske Acquisition, Inc., a wholly-owned subsidiary of PMI (the "Merger"). Ms. DeWitt Wilson and Messrs. Czarnecki and Peters are directors of PMI and Mr. Kurnick is an executive officer of PMI. PMI and the other defendants in the lawsuit filed a motion to dismiss Mr. Smith's lawsuit, and Mr. Smith filed a motion to obtain a preliminary injunction to prohibit the Merger. On September 15, 1997, Mr. Smith filed a motion to add 12 other shareholders of North Carolina Speedway as additional plaintiffs. In his lawsuit, Mr. Smith alleged that Ms. Carrie DeWitt, as a majority shareholder, owed a duty to the minority shareholders of North Carolina Speedway to sell her shares of common stock of North Carolina Speedway in a transaction that would result in the minority shareholders receiving the "highest price" for their shares and that she breached this duty by selling her shares to PMI. In addition, Mr. Smith alleged that the defendant directors breached their fiduciary duties to North Carolina Speedway and its shareholders by approving the proposed Merger with PMI. Finally, Mr. Smith alleged that PMI's negotiation and purchase of Ms. DeWitt's common stock in North Carolina Speedway and the negotiation and execution of the Merger Agreement constituted an unfair and deceptive trade practice under North Carolina law.

     On November 12, 1997, the defendants' Motion to Dismiss Mr. Smith's lawsuit was granted, and Mr. Smith's Motion for a preliminary injunction to enjoin the Merger was denied. Mr. Smith then petitioned the North Carolina Court of Appeals to stay the Merger pending his appeal. The Appeals Court denied Mr. Smith's stay, and the Merger was completed on December 2, 1997. Mr. Smith has appealed and continues to seek injunctive or other equitable relief concerning completion of the Merger.

     In addition, certain of the North Carolina Speedway shareholders (constituting more than 5% of the NCMS shares outstanding prior to the Merger) exercised their right to dissent to the price paid for the common stock of NCMS pursuant to North Carolina law. These dissenting shareholders were paid $16.77 per share, the middle point of the range of fair value of North Carolina Speedway as determined by an independent investment banking firm hired by North Carolina Speedway. These dissenters have requested $55.00 per share and have sued PMI, Penske Acquisition, Inc., and North Carolina Speedway in North Carolina Superior Court, Mecklenberg County, North Carolina. Under its agreement with Mrs. DeWitt, at the time of the Merger, if a dissenting shareholder, which represents more than five percent of the North Carolina Speedway stock, receives more consideration in a dissenters action than PMI paid in connection with the Merger, all shareholders at the time of the Merger, other than PMI and its affiliates, would receive a per share amount equal to the award in dissenter's court less the per share amount paid in the Merger ($19.61 per share to shareholders other than dissenting shareholders). There were 673,227 shares issued and outstanding at the time of the Merger, excluding shares held by PMI and its affiliates. Mrs. DeWitt is not entitled to any additional payment for her shares. The Company will vigorously defend the lawsuit.

     An adverse decision by the North Carolina courts with respect to Mr. Smith's appeal or the dissenters proceeding could materially increase the purchase price paid for North Carolina Speedway by PMI.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1997, no matters were submitted to a vote of security holders.

SUPPLEMENTARY ITEM: EXECUTIVE OFFICERS OF MANAGEMENT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(B) OF REGULATION S-K).

               NAME                  AGE               POSITION(S)
               ----                  ---               -----------
James H. Harris....................  46    Senior Vice President and Treasurer
Gene Haskett.......................  54    Executive Vice President
Robert H. Kurnick, Jr. ............  36    Senior Vice President, General
                                           Counsel and Secretary
Les Richter........................  67    Executive Vice President

     James H. Harris has been Senior Vice President and Treasurer of PMI since January 1996 and, prior thereto, served as Controller of PMI. Mr. Harris was the Controller for Penske Corporation from 1990 until 1997 and currently serves as Vice President -- Finance of Penske Corporation.

     Gene Haskett has been Executive Vice President of PMI since January 1996 and, prior thereto, was a Vice President of PMI. Mr. Haskett is the President of Michigan Speedway and Nazareth Speedway. Prior to

January 1996, he served as Vice President and General Manager of Michigan Speedway and has served in such capacity since 1987. Mr. Haskett also served as Vice President and General Manager of Indy Car Grand Prix, Inc. from 1985 until 1993.

     Robert H. Kurnick, Jr. has been Senior Vice President, General Counsel and Secretary of PMI since January 1996. Mr. Kurnick has also served as Assistant General Counsel of Penske Corporation since January 1995 and Senior Vice President, General Counsel and Secretary of Penske Auto Centers, Inc. since October 1995. Prior to January 1995, Mr. Kurnick was a partner in the Detroit law firm of Honigman Miller Schwartz and Cohn.

     Les Richter has been Executive Vice President of PMI since July 1994. Since 1988, Mr. Richter has served as Chairman of the Board of the International Race of Champions, Inc. and from 1992 to 1996 Mr. Richter served as Senior Vice President -- Operations of NASCAR.

                                    PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The common stock of PMI, $.01 per share (the "Common Stock"), is currently traded on the Nasdaq Stock Market(SM) ("Nasdaq") under the symbol "SPWY". As of March 19, 1998, 14,208,898 shares of Common Stock were outstanding and there were approximately 11,883 record holders of Common Stock.

     The following table sets forth the high and low closing sales prices for the Company's Common Stock, as reported by Nasdaq for each calendar quarter during the periods indicated.

                                                            1997                                 1996
                                                ----------------------------         ----------------------------
               QUARTER ENDED                        HIGH            LOW                  HIGH            LOW
               -------------                        ----            ---                  ----            ---
First Quarter (March 31)....................     32              25                   40 3/4          28 1/2
Second Quarter (June 30)....................     33 3/4          27 1/4               38 1/4          24 3/4
Third Quarter (September 30)................     35 3/4          32 1/8               35 1/2          23
Fourth Quarter (December 31)................     34 3/8          24 3/8               35 1/2          24 1/8

     The Company may consider the payment of cash dividends from time to time. However, any declaration and payment of dividends will be (i) dependent upon the Company's results of operations, financial condition, cash requirements, capital improvements and other relevant factors, (ii) subject to the discretion of the Board of Directors of the Company and (iii) payable only out of the Company's surplus or current net profits in accordance with the General Corporation Law of the State of Delaware. No assurance can be given that the Company will pay dividends at any time in the future.

ITEM 6: SELECTED FINANCIAL DATA

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                         YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------
                                          1997          1996          1995        1994      1993
                                          ----          ----          ----        ----      ----
                                            ($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF INCOME:
  Total revenues.....................  $   109,816   $    55,175   $   42,005   $ 40,518   $33,216
                                       -----------   -----------   ----------   --------   -------
  Expenses:
     Operating expenses..............       40,399        18,067       14,060     13,322    11,026
     Cost of sales...................       16,954        12,834        9,672     10,169     7,573
     Depreciation and amortization...        7,212         3,167        2,563      2,018     1,601
     Selling, general and
       administrative................       16,379         6,185        4,631      4,632     4,420
                                       -----------   -----------   ----------   --------   -------
  Operating income...................       28,872        14,922       11,079     10,377     8,596
  Income before income taxes.........       26,454        16,872       10,184      9,372     7,721
  Net income.........................  $    16,445   $    10,880   $    6,774   $  6,340   $ 5,193
                                       ===========   ===========   ==========   ========   =======
  Basic net income per share.........  $      1.19
                                       ===========
  Pro forma basic net income per
     share...........................                $      0.90   $     0.84
                                                     ===========   ==========
  Diluted net income per share.......  $      1.19
                                       ===========
  Pro forma diluted net income per
     share...........................                $      0.90   $     0.84
                                                     ===========   ==========
  Weighted average shares
     outstanding.....................   13,810,570
  Pro forma weighted average shares
     outstanding.....................                 12,128,920    8,077,245
SELECTED OPERATING DATA:
  Operating margin...................         26.3%         27.0%        26.4%      25.6%     25.9%
  Number of seats:
     Michigan Speedway...............      106,775        98,276       88,141     77,991    72,906
     Nazareth Speedway...............       46,288        35,654       30,534     30,534    26,668
     California Speedway.............       70,644
     North Carolina Speedway.........       50,219
  Total attendance...................    1,083,206       599,480      518,396    448,168   414,937
  Number of events:
     Winston Cup.....................            4             2            2          2         2
     CART............................            3             2            2          2         2
     Other...........................           10             5            4          5         4

                                                              DECEMBER 31,
                                       -----------------------------------------------------------
                                          1997          1996          1995        1994      1993
                                       -----------   -----------   ----------   --------   -------
BALANCE SHEET DATA:
  Total assets.......................  $   291,772   $   183,997   $   73,255   $ 34,510   $36,407
  Total debt.........................       48,295         5,563          350     12,515    12,035
  Total stockholders' equity.........      190,694       145,402       45,812     10,187    13,467

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a leading promoter and marketer of professional motorsports in the United States. The Company owns and operates, through its subsidiaries, Michigan Speedway in Brooklyn, Michigan, Nazareth Speedway in Nazareth, Pennsylvania, California Speedway in Fontana, California and North Carolina Speedway in Rockingham, North Carolina. The Company also owns 40% of the ownership interests in Homestead-Miami Speedway, LLC. In March 1998, the Company increased its ownership interest of Homestead-Miami Speedway to 45%. In addition, the Company sells motorsports-related merchandise such as apparel, souvenirs and collectibles through its subsidiary Motorsports International Corp. and Goodyear brand racing tires and accessories through its subsidiaries Competition Tire West, Inc. and Competition Tire South, Inc. in the midwest and southeastern regions of the United States.

     The Company classifies its revenues as speedway admissions, other speedway revenues, and merchandise, tires and accessories revenues. Speedway admissions includes ticket sales for racing events held at the Company's wholly-owned speedways. Other speedway revenues include revenues from concession sales, corporate hospitality and sponsorship, broadcast rights, billboard and program advertising and other promotional activities. Speedway admissions and other speedway revenues are generally collected in advance and recorded as deferred revenues until the completion of the related event. Merchandise, tires and accessories revenues include sales of motorsports-related merchandise and revenues from showcar appearance fees by MIC and sales of racing tires and accessories by Competition Tire. Revenues from sales of merchandise, tires and accessories are recorded as income at the time of the sale.

     The Company classifies its expenses as operating, cost of sales, depreciation and amortization, and selling, general and administrative expenses. Operating expenses consist primarily of costs associated with conducting race events, such as sanction fees and wages. Cost of sales relates entirely to sales of merchandise, tires and accessories.

     The Company's major racing events are sanctioned by CART and NASCAR.

     Revenues for the year ended December 31, 1997 were $109.8 million, compared to $55.2 million and $42.0 million, respectively, for the years ended December 31, 1996 and 1995. The increase in revenues resulted primarily from the opening of California Speedway. In addition, speedway admissions revenues increased due to additional seating at Michigan and Nazareth Speedways and the inclusion in the financial statements of one event weekend at North Carolina Speedway.

     Net income for the year ended December 31, 1997 was $16.4 million, or $1.19 per share, compared to $10.9 million, or $.90 per share, and $6.8 million, or $.84 per share, for the years ended December 31, 1996 and 1995, respectively. Net income increased due to higher revenues as explained above, net of additional costs associated with opening California Speedway, losses on equity investments, increased interest expense and a higher effective tax rate.

     The Company completed construction of California Speedway during 1997, at a cost of approximately $117 million, and held its inaugural event weekend June 20-22, 1997. Additional events were also held at California Speedway in September and October.

     During 1997, the Company acquired the outstanding shares of North Carolina Motor Speedway, Inc. ("NCMS"), which owns and operates North Carolina Speedway, a 1.017-mile oval speedway in Rockingham, North Carolina. North Carolina Speedway hosts NASCAR Winston Cup and Busch Series events in the first and fourth quarters of each year. On May 19, 1997, the Company purchased the shares of NCMS held by its former majority shareholder in exchange for 906,542 shares of the Company's stock. On December 2, 1997, the shareholders of NCMS approved a merger with the Company, whereby shareholders of NCMS would receive cash of $19.61 per share or an equivalent amount of the Company's stock. In connection with the merger, 60,558 shares of the Company's common stock were issued. The merger was completed on December 2, 1997.

     Certain NCMS shareholders dissented to the merger of the Company and NCMS. These shareholders were paid $16.77 per share, the median fair value of NCMS shares as determined by an independent investment banking firm retained by NCMS to evaluate the Company's merger offer. These dissenters have requested additional compensation and, if they are successful in court, the cost of the NCMS acquisition may increase.

     In July 1997, the Company acquired 40% of Homestead-Miami Speedway for $11.8 million. Homestead-Miami Speedway operates Miami-Dade Homestead Motorsports Complex, a 1.5-mile oval speedway in Homestead, Florida. Homestead-Miami Speedway hosted three event weekends in 1997, including the inaugural event of the CART season, the Marlboro Grand Prix of Miami, and NASCAR Craftsman Truck and Busch Series events. The Company has joint right of first refusal agreements with the other investors on the remaining ownership interests of Homestead-Miami Speedway. This investment is accounted for using the equity method of accounting. In March 1998, the Company acquired an additional 5% of the ownership interest of Homestead-Miami Speedway for $2.85 million, payable on December 31, 2001.

     During 1997, the Company acquired approximately 7.3% of the outstanding common stock of GPLB for approximately $4.2 million, including acquisition costs. In March 1998, the Company entered into an agreement to sell this stock for $5.3 million.

     In March 1996, the Company completed its initial public offering ("IPO") of 3,737,500 shares of common stock with an initial offering price of $24.00 per share. The net proceeds of $82.7 million were used to repay outstanding debt of $10.6 million and to fund completion of California Speedway.

     During 1996, the Company acquired the stock held by the minority shareholder of Nazareth Speedway in exchange for 92,500 shares of the Company's common stock. The Company also purchased all of the outstanding common stock of Competition Tire West and Competition Tire South during 1996. Competition Tire West was purchased for $7.4 million, of which $4.3 million was paid in cash with the balance payable over a term of five years with interest at 8% per annum. The Company acquired the remaining two-thirds of Competition Tire South (Competition Tire West owned one-third) for $2.2 million, paying $1.4 million in cash and issuing notes payable over a term of five years at 8% interest per annum for the remaining $830,000.

     The Company does not believe that its financial performance has been materially affected by inflation. The Company has been able to mitigate the effects of inflation without adversely affecting attendance.

SEASONALITY AND QUARTERLY RESULTS

     The Company's weekend events usually include one premier Sunday event, such as a NASCAR Winston Cup, NASCAR Busch Series Grand National Division or CART event, coupled with a supporting event. The Company believes that combining races creates a more attractive weekend racing experience than an isolated race event.

     Prior to 1997, the Company's weekend events were held between April and August. As a result, the Company's business was highly seasonal. In 1997, along with weekend events in April through August, California Speedway hosted its inaugural season events in June, September and October and North Carolina Speedway hosted an event weekend in October. NCMS also hosts an annual event weekend in February.

     Set forth below is certain information with respect to the Company's operations for the most recent eight quarters.

                                            1997                                       1996
                           ---------------------------------------    --------------------------------------
                           FIRST     SECOND      THIRD     FOURTH     FIRST     SECOND      THIRD     FOURTH
                           -----     ------      -----     ------     -----     ------      -----     ------
                                                           ($ IN THOUSANDS)
Revenues...............    $5,375    $46,296    $43,974    $14,171    $3,642    $24,614    $23,962    $2,957
Net income (loss)......    (1,511)    10,929      8,845     (1,818)     (990)     6,717      6,499    (1,346)
Number of weekends.....                    5          3          2                    4          2

RESULTS OF OPERATIONS

     The table below presents the percentage relationships between revenues and other elements of the Company's consolidated statements of income for the years ended December 31:

                                                                1997     1996     1995
                                                                ----     ----     ----
REVENUES:
  Speedway admissions.......................................     41.5%    36.7%    41.4%
  Other speedway revenues...................................     30.9     23.6     18.2
  Merchandise, tires and accessories........................     27.6     39.7     40.4
                                                                -----    -----    -----
       TOTAL REVENUES.......................................    100.0    100.0    100.0
                                                                -----    -----    -----
EXPENSES:
  Operating.................................................     36.8     32.8     33.5
  Cost of sales.............................................     15.4     23.3     23.0
  Depreciation and amortization.............................      6.6      5.7      6.1
  Selling, general and administrative.......................     14.9     11.2     11.0
                                                                -----    -----    -----
       TOTAL EXPENSES.......................................     73.7     73.0     73.6
                                                                -----    -----    -----
OPERATING INCOME............................................     26.3%    27.0%    26.4%
                                                                =====    =====    =====

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenues -- Revenues for the year ended December 31, 1997 were $109.8 million, an increase of $54.6 million, or 99.0%, compared to the year ended December 31, 1996 due to increases in speedway admissions of $25.3 million, other speedway revenues of $20.9 million and merchandise, tires and accessories revenues of $8.4 million. The increase in speedway admissions resulted primarily from the opening of California Speedway, which held three weekend events during 1997, and also from the acquisition of North Carolina Speedway, which held one event subsequent to the acquisition of the controlling interest of NCMS by the Company, and additional seating at Michigan Speedway (8,500 new seats) and Nazareth Speedway (11,000 new seats). Other speedway revenues increased primarily due to the opening of California Speedway, as well as from increases in corporate sponsorship, hospitality and broadcast revenues at existing speedways, and the addition of North Carolina Speedway. Merchandise, tires and accessories revenues increased primarily due to strong demand for California Speedway inaugural season merchandise. For the 1998 racing season, the Company will add approximately 5,000 seats at Michigan Speedway, 15,000 seats at California Speedway and 14,000 seats at North Carolina Speedway. Merchandise, tires and accessories revenues will be impacted in 1998 by the December 1997 sale of licensing rights for the distribution of Rusty Wallace merchandise. Sales of this merchandise approximated $7.3 million in 1997.

     Operating Expenses -- Operating expenses increased from $18.1 million for the year ended December 31, 1996 to $40.4 million in 1997, an increase of $22.3 million, primarily due to the addition of California Speedway and North Carolina Speedway. As a percentage of total revenues, operating expenses increased from 32.8% to 36.8% due to higher incremental costs of operating California Speedway.

     Cost of Sales -- Cost of sales, which relates entirely to sales of merchandise, tires and accessories, was $17.0 million for the year ended December 31, 1997, or 55.9% of merchandise, tires and accessories revenues, compared to $12.8 million, or 58.6% of those same revenues, for 1996. The decrease in cost of sales as a percentage of merchandise, tires and accessories revenues reflects the addition of trackside sales at California Speedway, which have a higher margin than wholesale and other retail sales. Cost of sales will be impacted in 1998 as a result of the sale of the Rusty Wallace licensing rights.

     Depreciation and Amortization -- Depreciation and amortization increased $4.0 million, from $3.2 million in the year ended December 31, 1996 to $7.2 million in 1997 due to depreciation at the newly-constructed California Speedway, depreciation and goodwill amortization resulting from the acquisition of NCMS and increased depreciation at Michigan and Nazareth Speedways from capital improvements.

     Selling, General and Administrative -- Selling, general and administrative expenses of $16.4 million for the year ended December 31, 1997 increased $10.2 million from $6.2 million in 1996 primarily due to the addition of California Speedway, which incurred significant promotional costs associated with its inaugural season, and the addition of North Carolina Speedway.

     Operating Income -- Operating income for the year ended December 31, 1997 was $28.9 million, an increase of $14.0 million, or 93.5%, from $14.9 million for the year ended December 31, 1996. This increase is due primarily to the opening of California Speedway and the addition of North Carolina Speedway, net of increased costs from operating those speedways.

     Interest -- The Company recorded net interest expense of $1.6 million for the year ended December 31, 1997, compared to net interest income of $2.0 million in 1996. Net interest income resulted from temporarily investing the proceeds of the IPO, which were fully utilized during 1997, at which time the Company obtained financing to fund completion of construction at California Speedway and to make the investments in Homestead-Miami Speedway and GPLB. During 1997, the Company had average debt outstanding of approximately $28.7 million with an average interest rate of 7.1%. As of December 31, 1997, outstanding debt totaled $48.3 million. The Company expects interest expense to increase in 1998.

     Income Tax Expense -- The Company's effective tax rate for 1997 was 37.8% compared to 35.5% in 1996. The increase reflects the increased revenues from California Speedway, which operates in a state with a high tax rate, as well as an increase in nondeductible goodwill amortization from the acquisition of NCMS.

     Net Income -- Net income for the year ended December 31, 1997 was $16.4 million, an increase of $5.6 million, or 51.1%, over 1996. The increase is due primarily to the opening of California Speedway, which resulted in increases in speedway admissions, other speedway revenues and merchandise, tires and accessories revenues, net of increased expenses from new speedways, equity in losses of affiliates and interest expense from borrowings.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Revenues -- Revenues for the year ended December 31, 1996 were $55.2 million, an increase of $13.2 million, or 31.4%, compared to the same period in 1995. This improvement was due to increases in all revenue components. Admissions revenues for the year of $20.2 million increased $2.9 million, or 16.5%, from the same period in 1995 and reflects increased attendance at the Company's existing events and the addition of an event at Nazareth Speedway. Other speedway revenues of $13.0 million increased $5.4 million, or 70.4%, primarily due to incremental television broadcast revenues, increases in concessions, hospitality and sponsorship revenues and revenues from hosting the U.S. 500, an event CART promoted, for which the Company received reimbursement for the use of Michigan Speedway and its staff. Merchandise, tires and accessories revenues of $21.9 million increased $4.9 million, or 28.9%, from the same period in 1995, reflecting the acquisition of Competition Tire South as well as increases in sales of race-related apparel and tires and accessories.

     Operating Expenses -- Operating expenses of $18.1 million for the year ended December 31, 1996 increased $4.0 million, or 28.5%, from the year ended December 31, 1995 as a result of higher sanction fees, costs associated with hosting the U.S. 500, the new event at Nazareth Speedway and the impact of the acquisition of Competition Tire South. As a percentage of total revenues, operating expenses were 32.8% for the year ended December 31, 1996 as compared to 33.5% for the year ended December 31, 1995. The decrease in operating expenses as a percentage of total revenues for 1996 reflects the ability of the Company to add incremental revenue without a corresponding increase in operating expenses.

     Cost of Sales -- Cost of sales, which relates entirely to sales of merchandise, tires and accessories, was $12.8 million for the year ended December 31, 1996, or 58.6% of merchandise, tires and accessories revenues, compared to $9.7 million, or 57.0% of those same revenues, for 1995. The increase in cost of sales as a percentage of merchandise, tires and accessories revenues reflects an increase in wholesale merchandise sales, which have a lower gross profit margin.

     Depreciation and Amortization -- Depreciation and amortization expense of $3.2 million for the year ended December 31, 1996 increased $.6 million, or 23.6%, compared to the year ended December 31, 1995. The increase reflects capital improvements, primarily additional seating and repaving at the race tracks for the 1996 racing season, and the acquisition of Competition Tire South.

     Selling, General and Administrative -- Selling, general and administrative expenses of $6.2 million for the year ended December 31, 1996 increased $1.6 million, or 33.6%, from $4.6 million in 1995 due to expenses incurred to host the U.S. 500 and the new race at Nazareth Speedway. As a percentage of revenues, selling, general and administrative expenses were comparable in each year at 11.2% in 1996 and 11.0% in 1995.

     Operating Income -- Operating income for the year ended December 31, 1996 was $14.9 million, an increase of $3.8 million, or 34.7%, from $11.1 million for the year ended December 31, 1995. This resulted from increased speedway admissions and incremental broadcast and sponsorship revenues for speedway events, offset in part by increased operating costs associated with hosting racing events.

     Interest -- The Company recorded net interest income for the year ended December 31, 1996 of $2.0 million, compared to net interest expense of $.9 million in 1995. The interest income resulted from temporarily investing the proceeds of the IPO while the reduced interest expense reflects the repayment of existing debt with the IPO proceeds.

     Income Tax Expense -- The Company's effective tax rate for 1996 was 35.5% compared to 33.5% in 1995. The increase primarily reflects the inclusion of Competition Tire West in taxable income in 1996. Prior to 1996, Competition Tire West was treated as a subchapter S corporation, whereby its shareholders were taxed for their proportionate share of the company's taxable income.

     Net Income -- Net income for the year ended December 31, 1996 was $10.9 million, an increase of $4.1 million, or 60.6%, over 1995. The increase reflects increases in speedway admissions and other speedway revenues, higher sales of merchandise, tires and accessories and the benefit of interest earned on invested IPO proceeds.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has relied on cash flows from operating activities supplemented, as necessary, by bank borrowings to finance working capital, investments and capital expenditures. The Company used the proceeds of its IPO to repay debt and to fund construction of California Speedway.

     The Company obtained new financing during 1997, replacing the previous lines of credit with a $100 million unsecured revolving line of credit that matures in the year 2002. Borrowings under this agreement bear interest at LIBOR-based rates and at the prime borrowing rate. As of December 31, 1997, the Company had available credit under this agreement of $54.6 million.

     For the year ended December 31, 1997, the Company generated $26.2 million in cash flows from operating activities, an increase of $7.6 million from 1996, primarily reflecting an increase in net income of $5.6 million and an increase in depreciation and amortization expense of $4.0 million.

     During the year ended December 31, 1997, the Company used $92.4 million for investing activities, consisting of $73.3 million in capital expenditures and $19.1 million related primarily to the acquisitions of Homestead-Miami Speedway and GPLB. Cash of $38.6 million was provided by financing activities in 1997, reflecting increased borrowings to fund final construction costs of California Speedway and the investments in Homestead-Miami Speedway and GPLB.

     The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its line of credit to satisfy ongoing cash requirements for the next twelve months.

YEAR 2000

     The Company is in the process of evaluating the potential impact to its computer systems and computerized equipment from the change from the year 1999 to the year 2000. This will involve a comprehensive assessment of the Company's computer and equipment vendors to determine whether there are significant year 2000 issues regarding the Company's management information systems. Recent additions to the Company's management information systems are year 2000 compliant. Although this evaluation has not yet been completed, based upon preliminary information the Company does not expect the cost of potential changes to be material.

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards No. 130, "Comprehensive Income", and No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for fiscal years beginning after December 15, 1997. The Company expects the adoption of these accounting standards will not materially impact its results of operations or financial position.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Except for the historical information contained herein, certain matters discussed in this report are forward-looking statements which involve risks and uncertainties including, but not limited to, the Company's ability to maintain good working relationships with the sanctioning bodies for its events, as well as other risks and uncertainties affecting the Company's operations, such as competition, environmental, industry sponsorships, governmental regulation, dependence on key personnel, the Company's ability to control construction and operational costs, the impact of bad weather at the Company's events and those other factors discussed in the Company's filings with the Securities and Exchange Commission.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                                1997       1996
                                                              --------   --------
                                                                (IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $    249   $ 27,862
  Receivables...............................................     4,787      2,365
  Inventories...............................................     2,433      2,060
  Prepaid expenses..........................................     1,769      1,272
  Deferred taxes............................................       313
                                                              --------   --------
     Total Current Assets...................................     9,551     33,559
Property and Equipment, net.................................   224,666    140,402
Investments.................................................    15,366
Goodwill, net...............................................    40,112      6,918
Other Assets................................................     2,077      3,118
                                                              --------   --------
Total.......................................................  $291,772   $183,997
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.........................  $  1,017   $  1,738
  Accounts payable..........................................     3,868      8,223
  Accrued expenses..........................................     2,343      1,715
  Other payables (Note 3)...................................     9,956
  Deferred revenues, net....................................    22,529     14,125
                                                              --------   --------
     Total Current Liabilities..............................    39,713     25,801
Long Term Debt, less current portion........................    47,278      3,825
Deferred Revenues, net......................................       738
Deferred Taxes..............................................    13,349      8,969
Commitments and Contingencies (Note 11)
Stockholders' Equity:
  Common stock, par value $.01 share:
     Authorized 50,000,000 shares
     Issued and outstanding 14,208,898 shares in 1997 and
      13,241,798 shares in 1996.............................       142        132
  Additional paid-in-capital................................   159,371    130,534
  Retained earnings.........................................    31,181     14,736
                                                              --------   --------
     Total Stockholders' Equity.............................   190,694    145,402
                                                              --------   --------
Total.......................................................  $291,772   $183,997
                                                              ========   ========

                See notes to consolidated financial statements.

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                  1997       1996       1995
                                                                  ----       ----       ----
                                                                 (IN THOUSANDS EXCEPT FOR PER
                                                                         SHARE DATA)
REVENUES:
  Speedway admissions.......................................    $ 45,550    $20,248    $17,375
  Other speedway revenues...................................      33,926     13,041      7,654
  Merchandise, tires and accessories........................      30,340     21,886     16,976
                                                                --------    -------    -------
     Total Revenues.........................................     109,816     55,175     42,005
EXPENSES:
  Operating expenses........................................      40,399     18,067     14,060
  Cost of sales.............................................      16,954     12,834      9,672
  Depreciation and amortization.............................       7,212      3,167      2,563
  Selling, general and administrative.......................      16,379      6,185      4,631
                                                                --------    -------    -------
     Total Expenses.........................................      80,944     40,253     30,926
Operating Income............................................      28,872     14,922     11,079
Equity in Loss of Affiliates................................        (860)
Interest Income (Expense), net..............................      (1,558)     1,950       (895)
                                                                --------    -------    -------
Income Before Income Taxes..................................      26,454     16,872     10,184
Income Taxes................................................      10,009      5,992      3,410
                                                                --------    -------    -------
Net Income..................................................    $ 16,445    $10,880    $ 6,774
                                                                ========    =======    =======
Basic Net Income Per Share..................................    $   1.19
                                                                ========
Pro Forma Basic Net Income Per Share........................                $   .90    $   .84
                                                                            =======    =======
Diluted Net Income Per Share................................    $   1.19
                                                                ========
Pro Forma Diluted Net Income Per Share......................                $   .90    $   .84
                                                                            =======    =======

                See notes to consolidated financial statements.

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                 ADDITIONAL
                                                        COMMON    PAID-IN     RETAINED
                                                        STOCK     CAPITAL     EARNINGS    TOTAL
                                                        ------   ----------   --------    -----
                                                                    ($ IN THOUSANDS)
Balance, January 1, 1995..............................   $ 78     $  2,485    $ 7,624    $ 10,187
  Net income..........................................                          6,774       6,774
  Dividends...........................................                         (6,125)     (6,125)
  Capital contribution (Note 9).......................              19,976                 19,976
  Stock issuance......................................     15       14,985                 15,000
                                                         ----     --------    -------    --------
Balance, December 31, 1995............................     93       37,446      8,273      45,812
  Net income..........................................                         10,880      10,880
  Sale of Common Stock................................     37       82,703                 82,740
  Competition Tire West, Inc. transaction (Note 4)....                 (28)    (4,417)     (4,445)
  Acquisition of minority interest (Note 4)...........               2,063                  2,063
  Stock issuance (Note 5).............................      2        8,350                  8,352
                                                         ----     --------    -------    --------
Balance, December 31, 1996............................    132      130,534     14,736     145,402
  Net income..........................................                         16,445      16,445
  North Carolina Motor Speedway, Inc. acquisition
     (Note 3).........................................     10       28,837                 28,847
                                                         ----     --------    -------    --------
Balance, December 31, 1997............................   $142     $159,371    $31,181    $190,694
                                                         ====     ========    =======    ========

                See notes to consolidated financial statements.

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                  1997        1996        1995
                                                                  ----      --------    --------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $ 16,445    $ 10,880    $  6,774
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................       7,212       3,167       2,563
     Equity in loss of affiliates...........................         860
     Changes in assets and liabilities which provided (used)
       cash:
       Receivables..........................................      (2,110)       (431)        (75)
       Inventories, prepaid expenses and other assets.......        (821)     (2,784)        323
       Accounts payable and accrued liabilities.............      (5,082)      2,668       4,461
       Deferred taxes.......................................       3,750        (146)
       Deferred revenue.....................................       5,952       5,259         275
                                                                --------    --------    --------
     Net cash provided by operating activities..............      26,206      18,613      14,321
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions of property and equipment, net..................     (73,349)    (73,812)    (14,205)
  Acquisition of Competition Tire South, Inc. (Note 4)......                    (758)
  Competition Tire West, Inc. transaction (Note 4)..........                  (3,326)
  Acquisition of equity interests in affiliates and
     subsidiary.............................................     (19,050)       (622)       (520)
                                                                --------    --------    --------
     Net cash used in investing activities..................     (92,399)    (78,518)    (14,725)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock........................                  82,740
  Capital contribution......................................                              19,976
  Proceeds from issuance of debt............................      45,400      14,016       4,672
  Principal payments on long-term debt......................      (5,000)    (12,540)    (16,837)
  Distribution to Parent....................................                              (3,600)
  Dividends.................................................                                (385)
  Repayment of related party debt...........................      (1,820)     (1,254)
                                                                --------    --------    --------
     Net cash provided by financing activities..............      38,580      82,962       3,826
                                                                --------    --------    --------
Net Increase (Decrease) in Cash and Cash Equivalents........     (27,613)     23,057       3,422
Cash and Cash Equivalents at Beginning of Year..............      27,862       4,805       1,383
                                                                --------    --------    --------
Cash and Cash Equivalents at End of Year....................    $    249    $ 27,862    $  4,805
                                                                ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for interest....................    $  1,834    $    133    $  1,041
                                                                ========    ========    ========
  Cash paid during the year for taxes.......................    $  8,089    $  9,279    $  1,168
                                                                ========    ========    ========

                See notes to consolidated financial statements.

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     The consolidated financial statements include the accounts of Penske Motorsports, Inc. (the "Company") and its wholly-owned subsidiaries Michigan International Speedway, Inc., Pennsylvania International Raceway, Inc. ("PIR"), California Speedway Corporation, North Carolina Motor Speedway, Inc. ("NCMS"), Motorsports International Corp., Competition Tire West, Inc. ("CTW") and Competition Tire South, Inc. ("CTS"). As of December 31, 1997, the Company also owned 40% of the ownership interests of Homestead-Miami Speedway, LLC ("HMS") and 7.3% of Grand Prix Association of Long Beach, Inc. ("GPLB") (Note 3). These investments have been recorded using the equity method of accounting. The Company is an indirect majority-owned subsidiary of Penske Corporation (the "Parent"). All material intercompany balances and transactions have been eliminated.

     Nature of Operations -- The Company generates a predominant portion of its revenues from operating Michigan Speedway, Nazareth Speedway, California Speedway and North Carolina Speedway. The Company also sells motorsports-related merchandise and apparel and racing tires and accessories.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents -- The Company considers all short-term investments with a maturity of three months or less, at purchase, as cash equivalents.

     Inventories -- Inventories are stated at the lower of cost or market, with cost determined by the first in, first out (FIFO) method.

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

     Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized primarily over a period of 40 years. Accumulated amortization was $872,000 and $326,000 at December 31, 1997 and 1996, respectively.

     The carrying values of property and equipment and goodwill are evaluated for impairment based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value.

     Revenue Recognition -- Race-related revenues and expenses are recognized upon completion of an event. Deferred revenues represent advance race-related revenues, net of expenses, on future races. Revenues from the sale of merchandise, tires and accessories are recognized at the time of sale. Operating expenses include race-related expenses and other operating costs. Cost of sales relates entirely to merchandise, tires and accessories sales.

     Income Taxes -- Deferred taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Prior to the purchase of CTW by the Company in March 1996, CTW was a subchapter S corporation under the Internal Revenue Code whereby the shareholders are taxed on the proportionate share of the

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

company's federal taxable income. Therefore, no provision or liability for federal income taxes was included in the consolidated financial statements prior to 1996 for CTW.

     Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will likely differ from those which are estimated, however such differences are not expected to be material.

3. 1997 ACQUISITIONS AND INVESTMENTS

     North Carolina Motor Speedway, Inc. Acquisition -- During 1997, the Company acquired the outstanding shares of NCMS, which owns and operates North Carolina Speedway in Rockingham, North Carolina. On May 19, 1997, the Company purchased the shares of NCMS held by its former majority shareholder in exchange for 906,542 shares of the Company's stock. On December 2, 1997, the shareholders of NCMS approved a merger with the Company, whereby shareholders of NCMS would receive cash of $19.61 per share or an equivalent amount of the Company's stock. In connection with the merger, 60,558 shares of the Company's stock were issued. The merger was completed December 2, 1997.

     Certain NCMS shareholders dissented to the merger of the Company and NCMS. These shareholders were paid $16.77 per share, the median fair value of NCMS shares as determined by an independent investment banking firm retained by NCMS to evaluate the Company's merger offer. These dissenters have requested additional compensation and, if they are successful in court, the cost of the NCMS acquisition may increase.

     The acquisition, which totaled $41.7 million, was accounted for using the purchase method of accounting and resulted in goodwill of $33.7 million and an increase in stockholders' equity of $28.8 million. The fair market value of the assets acquired and liabilities assumed was as follows: current assets of $507,000, fixed assets of $17.6 million, current liabilities of $5.1 million and debt of $4.2 million. The Company has recorded a liability of $10.0 million to recognize amounts due to NCMS shareholders. NCMS has been included in the consolidated financial statements since the date of acquisition of the controlling interest. The pro forma effect of the acquisition for the years ended December 31, 1997 and 1996, assuming the transactions occurred at the beginning of each year, would be to increase revenues by $4.8 million and $9.6 million, respectively, with no material impact on net income or basic net income per share.

     Investments -- In July 1997, the Company acquired a 40% ownership interest in HMS, which operates Miami-Dade Homestead Motorsports Complex in Homestead, Florida, for $11.8 million. The Company has joint right of first refusal agreements with the other investors in HMS for each to acquire additional shares of HMS proportionate to their current ownership interest should a sale occur. This investment is accounted for using the equity method of accounting. In March 1998, the Company acquired an additional 5% of the ownership interest of HMS for $2.85 million, payable on December 31, 2001 (unaudited).

     During 1997, the Company acquired approximately 7.3% of the outstanding common stock of GPLB for approximately $4.2 million, including acquisition costs. In March 1998, the Company entered into an agreement to sell this stock for approximately $5.3 million (unaudited).

4. INITIAL PUBLIC OFFERING AND RELATED ACQUISITIONS

     Initial Public Offering -- On March 27, 1996, the Company completed its initial public offering ("IPO") of 3,737,500 shares of common stock. The initial offering price was $24.00 per share. The net proceeds to the Company of $82.7 million were used to repay outstanding debt of $10.6 million and to fund construction of California Speedway.

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     Acquisition of Minority Interest in PIR -- Immediately prior to the effective date of the IPO, an investor in PIR exchanged 2,557 shares of PIR for 92,500 shares of common stock of the Company. This transaction resulted in goodwill of approximately $2.0 million and reduced the minority interest in PIR by $1.2 million.

     Acquisition of Minority Interest in CTW and Capital Distribution -- On March 21, 1996, the Company acquired CTW for $7.4 million, of which $4.3 million was paid to the two selling shareholders in cash with the balance of $3.1 million payable over five years with interest at 8% per annum. The acquisition of the shares of the former 40% CTW shareholder was accounted for as an acquisition of a minority interest and resulted in recording goodwill of approximately $1.9 million. The former controlling shareholder of CTW (60%) is also the controlling shareholder of the Company. Therefore, the excess of the amount paid for such shares over the net book value of assets acquired (approximately $2.9 million) was recorded as a capital distribution. The note payable to the former controlling shareholder of CTW, which had a balance of $1.8 million, was repaid in April 1997.

     Acquisition of CTS Common Stock -- On March 21, 1996, the Company acquired the common shares of CTS not owned by CTW (approximately 67%) for cash and notes totaling approximately $2.2 million. The notes had an original balance of $830,000 and a term of five years with interest at 8%. This acquisition was accounted for using the purchase method of accounting and resulted in recording $1.7 million of goodwill. CTS has been included in the consolidated financial statements from the date acquired.

5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of December 31:

                                                             1997       1996
                                                             ----       ----
                                                             (IN THOUSANDS)
Land and improvements....................................  $100,653   $ 85,469
Buildings and improvements...............................   124,622     63,685
Equipment................................................    21,360      6,929
                                                           --------   --------
                                                            246,635    156,083
Less accumulated depreciation............................    21,969     15,681
                                                           --------   --------
                                                           $224,666   $140,402
                                                           ========   ========

     In December 1996, the Company acquired 54 acres of commercial property located adjacent to California Speedway from a noncontrolling shareholder of the Company for $13.4 million, which the Company paid in cash of $5 million and by the issuance of 254,298 shares of the Company's common stock. The issuance of stock was recorded as an $8.4 million increase in stockholders' equity.

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

6. LONG-TERM DEBT

     Long-term debt consists of the following as of December 31:

                                                               1997      1996
                                                               ----      ----
                                                               (IN THOUSANDS)
$100 million unsecured revolving line of credit, bearing
  interest at LIBOR-based and prime rates ranging from 6.5%
  to 8.5% due in 2002.......................................  $45,400
Notes payable through 2006, bearing interest at 8.0%........    2,895   $5,563
                                                              -------   ------
                                                               48,295    5,563
Less current portion........................................    1,017    1,738
                                                              -------   ------
                                                              $47,278   $3,825
                                                              =======   ======

     The following table presents the expected repayment of the long-term debt (in thousands):

1998........................................................    $ 1,017
1999........................................................        512
2000........................................................        520
2001........................................................        117
2002........................................................     45,526
2003 and thereafter.........................................        603
                                                                -------
                                                                $48,295
                                                                =======

     Long-term debt at December 31, 1997 and 1996 includes $1.3 million and $3.1 million, respectively, which are due to related parties as a result of the purchase of CTW and CTS in March 1996 and $1.2 million and $1.7 million, respectively, which are secured by certain parcels of land included in property and equipment.

     At December 31, 1997 the carrying value of the debt approximates fair value.

7. EMPLOYEE BENEFIT PLANS

     The Company participates in a non-contributory profit sharing plan which covers employees who meet certain length of service requirements. Contributions of approximately $185,000 in 1997 and $100,000 in each of 1996 and 1995 were made to the plan.

     The Company also sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. The expense related to this plan was $150,000, $80,000 and $66,000 in 1997, 1996 and 1995, respectively.

8. TAXES

     The provision for income taxes consists of the following for the years ended December 31:

                                                        1997      1996     1995
                                                        ----      ----     ----
                                                            (IN THOUSANDS)
Current..............................................  $ 6,259   $5,753   $3,466
Deferred.............................................    3,750      239      (56)
                                                       -------   ------   ------
Total................................................  $10,009   $5,992   $3,410
                                                       =======   ======   ======

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     A reconciliation of taxes computed at the federal statutory rate and the consolidated effective rate is as follows for the years ended December 31:

                                                      1997      1996      1995
                                                      ----      ----      ----
                                                           (IN THOUSANDS)
Income before income taxes.........................  $26,454   $16,872   $10,184
                                                     -------   -------   -------
Taxes computed at statutory rate...................  $ 9,259   $ 5,905   $ 3,463
State and local taxes, net of federal benefit......      616        37       102
Amortization of goodwill...........................      190        60
Other..............................................      (56)      (10)     (155)
                                                     -------   -------   -------
Total income tax expense...........................  $10,009   $ 5,992   $ 3,410
                                                     =======   =======   =======
Effective tax rate.................................     37.8%     35.5%     33.5%
                                                     =======   =======   =======

     Temporary differences which give rise to deferred tax (assets) and liabilities are as follows as of December 31:

                                                               1997      1996
                                                               ----      ----
                                                               (IN THOUSANDS)
Property, non-current.......................................  $13,349   $8,969
Other, current..............................................     (313)       3
                                                              -------   ------
Total.......................................................  $13,036   $8,972
                                                              =======   ======

9. RELATED PARTY TRANSACTIONS

     The following is a summary of significant related party balances and transactions as of and for the years ended December 31:

                                                          1997      1996      1995
                                                          ----      ----      ----
                                                               (IN THOUSANDS)
Balances included in assets and liabilities:
  Accounts receivable - affiliates...................    $  388    $  339    $   158
                                                         ======    ======    =======
  Accounts payable - affiliates......................    $1,038    $1,702    $ 1,658
                                                         ======    ======    =======
  Accrued expenses payable to affiliates.............    $  424    $  405
                                                         ======    ======
Other transactions:
  Dividends..........................................                        $ 6,125
  Advances to affiliates.............................                         (2,525)
                                                                             -------
  Net distribution to Parent.........................                        $ 3,600
                                                                             =======
  Sales to affiliates................................    $3,149    $2,005    $ 1,786
                                                         ======    ======    =======
  Purchases from affiliates..........................    $1,078    $  587    $   223
                                                         ======    ======    =======

     In addition, the Parent bills the Company for services rendered and expenses incurred by the Parent for the benefit of the Company. During the years ended December 31, 1997, 1996 and 1995, the Company paid the Parent $511,000, $478,000 and $1,100,000, respectively, for general and operating expenses. Prior to the IPO, the Company was charged for its allocated share of income taxes on the basis of the Company as a separate tax group. The Company paid the Parent $1.5 million and $3.4 million for its portion of taxes relating to the period in 1996 prior to the IPO and for 1995, respectively.

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     The Company has a five-year agreement with a shareholder of the Company to provide sanitary wastewater treatment services to California Speedway, for which the Company paid $92,000 and $89,000 during the years ended December 31, 1997 and 1996, respectively. The agreement, which is adjusted annually by increases in the Consumer Price Index, also grants an option to the Company to purchase such shareholder's wastewater treatment facility.

     The Company pays fees to the sanctioning bodies which conduct racing events at its speedways, including the National Association for Stock Car Auto Racing, Inc. ("NASCAR"). NASCAR is an affiliate of a significant shareholder. The Company, through its subsidiaries, paid NASCAR sanction fees, prize money and point funds of $9.9 million, $3.8 million and $2.8 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     During 1995, the Company received a capital contribution of $19,976,000 from PSH Corp., an affiliate.

10. COMMON STOCK AND STOCK OPTIONS

     Prior to the completion of the IPO in March 1996, the Company effected a recapitalization pursuant to which the Company (i) increased its authorized shares of common stock to 50,000,000 shares, (ii) effected a 91.575-to-one share split, and (iii) converted 15,000 shares of outstanding preferred stock to 1,373,625 shares of common stock.

     The basic net income per share for the year ended December 31, 1997 reflects the weighted average number of shares outstanding of 13,810,570. The pro forma basic net income per share for the years ended December 31, 1996 and 1995 reflects the weighted average number of post-split shares outstanding of 12,128,920 and 8,077,245, including the dilutive effect of the number of shares issued equivalent to the $2.9 million capital distribution of 121,667 shares, based on the offering price of $24.00 per share, from the March 1996 acquisition of CTW.

     The diluted net income per share for the year ended December 31, 1997 and the pro forma diluted net income per share for the year ended December 31, 1996 reflect the weighted average number of shares outstanding plus the dilutive effect of outstanding options of 19,534 and 12,621, respectively. There were no dilutive securities outstanding prior to 1996. The dilutive effect was calculated using the treasury stock method.

     In March 1996, the stockholders of the Company approved a stock incentive plan whereby key employees and certain outside consultants and advisors of the Company and its subsidiaries may receive awards of stock options, stock appreciation rights or restricted stock. A maximum of 400,000 shares of common stock may be

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

issued under this plan. The following table summarizes stock option activity during the years ended December 31, 1997 and 1996. There were no stock options issued prior to 1996.

                                                                     YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------
                                                                  1997                     1996
                                                          ---------------------    ---------------------
                                                                       WEIGHTED                 WEIGHTED
                                                                       AVERAGE                  AVERAGE
                                                          NUMBER OF    EXERCISE    NUMBER OF    EXERCISE
                                                           OPTIONS      PRICE       OPTIONS      PRICE
                                                          ---------    --------    ---------    --------
Options, beginning of year............................      75,000      $24.00
Granted...............................................     115,000       27.75      75,000       $24.00
Forfeited.............................................     (35,000)      27.75
                                                           -------      ------      ------       ------
Options, end of year..................................     155,000      $26.06      75,000       $24.00
                                                           =======      ======      ======       ======
Options exercisable at end of year....................      34,100      $25.26       7,500       $24.00
                                                           =======      ======      ======       ======
Weighted average fair value of options granted during
  the year............................................                  $10.91                   $ 9.90
                                                                        ======                   ======

     The 155,000 stock options outstanding as of December 31, 1997 had exercise prices ranging from $24.00 to $27.75 per share and a weighted average remaining contractual life of 7.7 years.

     The Company applies APB Opinion 25 and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized in the consolidated statements of income. If the Company had recognized compensation cost, the Company would have reported net income of $16.2 million and $10.8 million and basic net income per share of $1.17 and $.89 for the years ended December 31, 1997 and 1996, respectively. The Black-Sholes valuation model was used, assuming an average life of the options of five years, a discount rate of 5.53% and 6.15% in 1997 and 1996, respectively, no dividend payout and a volatility of 35%.

11. COMMITMENTS AND CONTINGENCIES

     The Company is party to certain claims and contingencies arising in the normal course of business. In the opinion of management, the Company has meritorious defenses on all such claims, or they are of such kind, or involve such amounts, as would not have a materially adverse effect on the financial position or results of operations of the Company if disposed of unfavorably.

12. SELECTED QUARTERLY DATA (UNAUDITED)

     The following table presents the Company's quarterly results for the most recent eight quarters (in thousands, except per share amounts):

                                  FIRST QUARTER      SECOND QUARTER       THIRD QUARTER      FOURTH QUARTER
                                -----------------   -----------------   -----------------   -----------------
                                 1997      1996      1997      1996      1997      1996      1997      1996
                                 ----      ----      ----      ----      ----      ----      ----      ----
Revenues......................  $ 5,375   $ 3,642   $46,296   $24,614   $43,974   $23,962   $14,171   $ 2,957
Operating income (loss).......   (2,606)   (1,521)   17,965     9,829    15,295     9,321    (1,782)   (2,707)
Net income (loss).............   (1,511)     (990)   10,929     6,717     8,845     6,499    (1,818)   (1,346)
Basic net income (loss) per
  share.......................  $  (.11)  $  (.10)  $   .80   $   .52   $   .63   $   .50   $  (.13)  $  (.10)

     Net income per share for the first quarter of 1996 is pro forma to reflect the dilutive effect of the number of shares issued equivalent to the $2.9 million capital distribution of 121,667 shares based on the offering price of $24 per share (see Notes 4 and 10).

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

                              REPORT OF MANAGEMENT

     The consolidated financial statements of Penske Motorsports, Inc. and subsidiaries (the "Company") have been prepared by management and have been audited by the Company's independents auditors, Deloitte & Touche LLP. Management is responsible for the consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles and include amounts based on management's judgments.

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

     It is management's conclusion that the system of internal accounting controls at December 31, 1997 provides reasonable assurance that the books and records reflect the transactions of the Company and that the Company has complied with its established policies and procedures.

ROGER S. PENSKE                   GREGORY W. PENSKE
Roger S. Penske                   Gregory W. Penske
Chairman of the Board             President and Chief Executive Officer


January 30, 1998

                          INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
Penske Motorsports, Inc.

     We have audited the accompanying consolidated balance sheets of Penske Motorsports, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP     DELOITTE & TOUCHE LOGO

Detroit, Michigan
January 30, 1998

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed on or before April 30, 1998, and such information is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed on or before April 30, 1998, and such information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed on or before April 30, 1998, and such information is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed on or before April 30, 1998, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Listing of Documents:

    (1) Financial Statements. The Company's consolidated Financial Statements included in Item 8 hereof, as required at December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996, and 1995, consist of the following:

        Consolidated Balance Sheets
        Consolidated Statements of Income
        Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
        Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules for 1997, 1996, and 1995.

        None. These schedules are omitted because the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission or the schedule is otherwise not required to be submitted.

(b) Reports on Form 8-K

    During the fourth quarter the Company filed one current report on Form 8-K on December 16, 1997, reporting the completion of the Merger of North Carolina Motor Speedway, Inc. with and into Penske

     Acquisition, Inc., a wholly owned subsidiary of Penske Motorsports, Inc. The Form 8-K included the following financial statements:

     (1) Balance Sheets of North Carolina Motor Speedway, Inc., as of August 31, 1997 and 1996 and the related statements of income and retained earnings and of cash flow for the years then ended and for the seven months ended August 31, 1995 and the year ended January 31, 1995.

     (2) Unaudited pro forma financial data of Penske Motorsports, Inc. and subsidiaries as of June 30, 1997 and for the six months ended June 30, 1997 and the year ended December 31, 1996.

(c) Exhibits.

                                    EXHIBITS

EXHIBIT
 NUMBER
-------
DOCUMENT
------------------------------------------------------------------------
(B)3.1      Amended and Restated Certificate of Incorporation of Penske
            Motorsports, Inc.
(A)3.2      Amended and Restated Bylaws of Penske Motorsports, Inc.
(B)4.1      Form of Common Stock Certificate
(F)10.1     Credit Agreement dated as of September 30, 1997 among Penske
            Motorsports, Inc., and certain of its U.S. subsidiaries, as
            Borrowers, and each of the financial institutions initially a signatory thereto, as Lenders, and First Union National
            Bank, as Agent, and NationsBank, N.A., as Co-Agent
(C)10.2     Purchase Agreement and Escrow Instructions dated October 8,
            1996 among Kaiser Ventures, Inc., The California Speedway
            Corporation and Penske Motorsports, Inc.
(C)10.3     Conditional Demand Registration Rights Agreement dated
            December 12, 1996 between Penske Motorsports, Inc., and
            Kaiser Ventures, Inc.
(C)10.4     Water Rights Agreement Extension dated December 11, 1996
            between Kaiser Ventures Inc., and The California Speedway
            Corporation
(B)10.5     Organization Agreement, dated November 22, 1995 by and among
            PSH Corp., Kaiser Ventures, Inc., and Penske Motorsports,
            Inc. (f/k/a Penske Speedway Holdings Corp.)
(B)10.6     Shareholders Agreement, dated November 22, 1995 by and among
            PSH Corp., Kaiser Ventures, Inc., and Penske Motorsports,
            Inc. (f/k/a Penske Speedway Holdings Corp.)
(B)10.7     Water Rights Agreement, dated November 21, 1995 by and
            between Kaiser Ventures, Inc., and The California Speedway
            Corporation (successor by merger to Speedway Development
            Corporation).
(B)10.8     Access Agreement, dated as of November 22, 1995 by and among
            Kaiser Ventures, Inc., Kaiser Land Development, Inc., and
            The California Speedway Corporation.
(B)10.9     Sewer Services Agreement, dated as of November 21, 1995
            between Kaiser Ventures, Inc., and The California Speedway
            Corporation (successor by merger to Speedway Development
            Corporation).
(B)10.10    Registration Rights Agreement, dated March 21, 1996 between
            Penske Motorsports, Inc., and Kaiser Ventures, Inc.
(B)10.11    First Amendment to Shareholders Agreement, dated March 21,
            1996 by and among PSH Corp., Kaiser Ventures, Inc., and
            Penske Motorsports, Inc. (f/k/a Penske Speedways Holding
            Corp.)
(B)10.12    Agreement, dated March 21, 1996 among PSH Corp., Penske
            Motorsports, Inc., and Kaiser Ventures, Inc., amending the
            Organization Agreement
(D)10.13    Amended and Restated Stockholder Option and Voting Agreement
            among Carrie B. DeWitt, Penske Acquisition, Inc., and Penske
            Motorsports, Inc. dated April 1, 1997
(G)10.14    First Amendment to Amended and Restated Stockholder Option
            and Voting Agreement dated May 15, 1997 among Carrie B.
            DeWitt, Penske Motorsports, Inc. and Penske Acquisition,
            Inc.
(H)10.15    Second Amendment to Amended and Restated Stockholder Option
            and Voting Agreement dated as of April 1, 1997, between PMI and Carrie B. DeWitt
(H)10.16    Employment Agreement, dated August 5, 1997, between PMI and
            Carrie B. DeWitt
(H)10.17    Employment Agreement, dated August 5, 1997, between PMI and
            Jo DeWitt Wilson
(H)10.18    Employment Agreement dated August 5, 1997, between Nancy
            DeWitt Daugherty

EXHIBIT
 NUMBER                         DOCUMENT
-------                         --------
(H)10.19    Agreement and Plan of Merger dated August 5, 1997 by and
            among North Carolina Motor Speedway, Inc., Penske
            Motorsports, Inc., and Penske Acquisition, Inc.
(E)10.20    Purchase Agreement dated July 23, 1997 among Homestead-Miami
            Speedway, LLC, International Speedway Corporation, Penske
            Motorsports, Inc., Homestead Motorsports Joint Venture,
            Miami Motorsports Joint Venture, Rafael A. Sanchez and Wayne
            Huizenga
(B)10.21*   1996 Penske Motorsports Stock Incentive Plan
(B)10.22    Lease Agreement, dated December 1, 1994 between Michigan
            Speedway, Inc. (f/k/a Penske Speedway Inc.) and Motorsports
            International Corp.
(B)10.23    Trade Name and Trademark Agreement dated October 18, 1995
            between Penske Speedway, Inc., Penske Speedways Holding
            Corp., and Penske System, Inc.
(A)10.24    Stock Purchase Agreement, dated March 26, 1998, by and
            between Penske Motorsports, Inc. and Dover Downs
            Entertainment, Inc.
(A)21.1     Subsidiaries of Penske Motorsports, Inc.
(A)23.1     Consent of Deloitte & Touche, LLP
(A)27       Financial Data Schedule

-------------------------
LEGEND FOR EXHIBITS

(A)  Filed herewith.

(B) Incorporated by reference to the exhibits filed with the Company's Registration Statement No. 333-692 on Form S-1, filed with the Securities and Exchange Commission on January 29, 1996, as amended.

(C) Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

(D) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 filed with the Securities and Exchange Commission.

(E) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended on June 30, 1997 filed with the Securities and Exchange Commission.

(F) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Securities and Exchange Commission.

(G) Incorporated by reference to the exhibits filed with the Company's current report on Form 8-K dated May 15, 1997 filed with the Securities and Exchange Commission.

(H) Incorporated by reference to the exhibits filed with the Company's Registration Statement No. 333-34923 on Form S-4 filed with the Securities and Exchange Commission on September 4, 1997 as amended.

 *   Denotes a compensatory plan, contract or arrangement.

     The Company will furnish to any stockholder a copy of the above exhibits upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy.

     (e) Excluded Financial Statements. None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Detroit, State of Michigan, on the 25th day of March, 1998.

                                          PENSKE MOTORSPORTS, INC.

                                          By:     /s/ GREGORY W. PENSKE
                                            ------------------------------------
                                                     GREGORY W. PENSKE
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons in the capacities and on the date indicated.

                    SIGNATURES                                        TITLE                     DATES
                    ----------                                        -----                     -----
                 /s/ H. LEE COMBS                        Director                           March 25, 1998
---------------------------------------------------
                   H. LEE COMBS

              /s/ WALTER P. CZARNECKI                    Vice Chairman of the Board         March 25, 1998
---------------------------------------------------
                WALTER P. CZARNECKI

               /s/ GARY W. DICKINSON                     Director                           March 25, 1998
---------------------------------------------------
                 GARY W. DICKINSON

               /s/ WILLIAM C. FRANCE                     Director                           March 25, 1998
---------------------------------------------------
                 WILLIAM C. FRANCE

               /s/ GREGORY W. PENSKE                     President, Chief Executive         March 25, 1998
---------------------------------------------------        Officer, (Principal Executive
                 GREGORY W. PENSKE                         Officer)

                /s/ ROGER S. PENSKE                      Chairman of the Board              March 25, 1998
---------------------------------------------------
                  ROGER S. PENSKE

               /s/ RICHARD J. PETERS                     Director                           March 25, 1998
---------------------------------------------------
                 RICHARD J. PETERS

              /s/ RICHARD E. STODDARD                    Director                           March 25, 1998
---------------------------------------------------
                RICHARD E. STODDARD

               /s/ JAMES E. WILLIAMS                     Director                           March 25, 1998
---------------------------------------------------
                 JAMES E. WILLIAMS

               /s/ JO DEWITT WILSON                      Director                           March 25, 1998
---------------------------------------------------
                 JO DEWITT WILSON

                /s/ JAMES H. HARRIS                      Principal Financial and            March 25, 1998
---------------------------------------------------        Accounting Officer
                  JAMES H. HARRIS

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER
-------
DOCUMENT
------------------------------------------------------------------------
(B)3.1      Amended and Restated Certificate of Incorporation of Penske
            Motorsports, Inc.
(A)3.2      Amended and Restated Bylaws of Penske Motorsports, Inc.
(B)4.1      Form of Common Stock Certificate
(F)10.1     Credit Agreement dated as of September 30, 1997 among Penske
            Motorsports, Inc., and certain of its U.S. subsidiaries, as
            Borrowers, and each of the financial institutions initially a signatory thereto, as Lenders, and First Union National
            Bank, as Agent, and NationsBank, N.A., as Co-Agent
(C)10.2     Purchase Agreement and Escrow Instructions dated October 8,
            1996 among Kaiser Ventures, Inc., The California Speedway
            Corporation and Penske Motorsports, Inc.
(C)10.3     Conditional Demand Registration Rights Agreement dated
            December 12, 1996 between Penske Motorsports, Inc., and
            Kaiser Ventures, Inc.
(C)10.4     Water Rights Agreement Extension dated December 11, 1996
            between Kaiser Ventures Inc., and The California Speedway
            Corporation
(B)10.5     Organization Agreement, dated November 22, 1995 by and among
            PSH Corp., Kaiser Ventures, Inc., and Penske Motorsports,
            Inc. (f/k/a Penske Speedway Holdings Corp.)
(B)10.6     Shareholders Agreement, dated November 22, 1995 by and among
            PSH Corp., Kaiser Ventures, Inc., and Penske Motorsports,
            Inc. (f/k/a Penske Speedway Holdings Corp.)
(B)10.7     Water Rights Agreement, dated November 21, 1995 by and
            between Kaiser Ventures, Inc., and The California Speedway
            Corporation (successor by merger to Speedway Development
            Corporation).
(B)10.8     Access Agreement, dated as of November 22, 1995 by and among
            Kaiser Ventures, Inc., Kaiser Land Development, Inc., and
            The California Speedway Corporation.
(B)10.9     Sewer Services Agreement, dated as of November 21, 1995
            between Kaiser Ventures, Inc., and The California Speedway
            Corporation (successor by merger to Speedway Development
            Corporation).
(B)10.10    Registration Rights Agreement, dated March 21, 1996 between
            Penske Motorsports, Inc., and Kaiser Ventures, Inc.
(B)10.11    First Amendment to Shareholders Agreement, dated March 21,
            1996 by and among PSH Corp., Kaiser Ventures, Inc., and
            Penske Motorsports, Inc. (f/k/a Penske Speedways Holding
            Corp.)
(B)10.12    Agreement, dated March 21, 1996 among PSH Corp., Penske
            Motorsports, Inc., and Kaiser Ventures, Inc., amending the
            Organization Agreement
(D)10.13    Amended and Restated Stockholder Option and Voting Agreement
            among Carrie B. DeWitt, Penske Acquisition, Inc., and Penske
            Motorsports, Inc. dated April 1, 1997
(G)10.14    First Amendment to Amended and Restated Stockholder Option
            and Voting Agreement dated May 15, 1997 among Carrie B.
            DeWitt, Penske Motorsports, Inc. and Penske Acquisition,
            Inc.
(H)10.15    Second Amendment to Amended and Restated Stockholder Option
            and Voting Agreement dated as of April 1, 1997, between PMI and Carrie B. DeWitt
(H)10.16    Employment Agreement, dated August 5, 1997, between PMI and
            Carrie B. DeWitt
(H)10.17    Employment Agreement, dated August 5, 1997, between PMI and
            Jo DeWitt Wilson
(H)10.18    Employment Agreement dated August 5, 1997, between Nancy
            DeWitt Daugherty
(H)10.19    Agreement and Plan of Merger dated August 5, 1997 by and
            among North Carolina Motor Speedway, Inc., Penske
            Motorsports, Inc., and Penske Acquisition, Inc.

EXHIBIT
 NUMBER
-------
DOCUMENT
------------------------------------------------------------------------
(E)10.20    Purchase Agreement dated July 23, 1997 among Homestead-Miami
            Speedway, LLC, International Speedway Corporation, Penske
            Motorsports, Inc., Homestead Motorsports Joint Venture,
            Miami Motorsports Joint Venture, Rafael A. Sanchez and Wayne
            Huizenga
(B)10.21*   1996 Penske Motorsports Stock Incentive Plan
(B)10.22    Lease Agreement, dated December 1, 1994 between Michigan
            Speedway, Inc. (f/k/a Penske Speedway Inc.) and Motorsports
            International Corp.
(B)10.23    Trade Name and Trademark Agreement dated October 18, 1995
            between Penske Speedway, Inc., Penske Speedways Holding
            Corp., and Penske System, Inc.
(A)10.24    Stock Purchase Agreement, dated March 26, 1998, by and
            between Penske Motorsports, Inc. and Dover Downs
            Entertainment, Inc.
(A)21.1     Subsidiaries of Penske Motorsports, Inc.
(A)23.1     Consent of Deloitte & Touche, LLP
(A)27       Financial Data Schedule

-------------------------
LEGEND FOR EXHIBITS

(A)  Filed herewith.

(B) Incorporated by reference to the exhibits filed with the Company's Registration Statement No. 333-692 on Form S-1, filed with the Securities and Exchange Commission on January 29, 1996, as amended.

(C) Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

(D) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 filed with the Securities and Exchange Commission.

(E) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended on June 30, 1997 filed with the Securities and Exchange Commission.

(F) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Securities and Exchange Commission.

(G) Incorporated by reference to the exhibits filed with the Company's current report on Form 8-K dated May 15, 1997 filed with the Securities and Exchange Commission.

(H) Incorporated by reference to the exhibits filed with the Company's Registration Statement No. 333-34923 on Form S-4 filed with the Securities and Exchange Commission on September 4, 1997 as amended.

 *   Denotes a compensatory plan, contract or arrangement.