Form 10-Q
period 1998-03-31
PENSKE MOTORSPORTS INC
filed 1998-05-14
CIK 1006605

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark one)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

( )      Transition report pursuant to Section 13 or 15(d) of The Securities
         Exchange Act of 1934 for the transition period     to    .
                                                        ---    ---

                           Commission File No. 0-28044



                            PENSKE MOTORSPORTS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                     51-0369517
          --------                                     ----------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

13400 OUTER DRIVE WEST, DETROIT, MICHIGAN              48239-4001
-----------------------------------------              ----------
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
Yes [X]   No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   COMMON STOCK $0.01 PAR VALUE                      14,208,898 SHARES
   ----------------------------                      -----------------
               CLASS                             OUTSTANDING AT MAY 13, 1998


                         This report contains 31 pages.

                                TABLE OF CONTENTS



                                                                      PAGE NO.
                                                                      --------
PART I - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS.

                  Consolidated Balance Sheets                            3

                  Consolidated Statements of Operations                  4

                  Consolidated Statements of Cash Flows                  5

                  Notes to Consolidated Financial Statements             6

                  Independent Accountants' Review Report                 7


         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.       8


PART II - OTHER INFORMATION


         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.                   13

                  Signature                                             14

                    PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                           March 31,                 December 31,
                                                                             1998                        1997
                                                                      -------------------        --------------------
                      ASSETS                                              (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                            $      1,018                $       249
     Receivables                                                                13,533                      4,787
     Inventories                                                                 2,452                      2,433
     Prepaid expenses and other assets                                           2,585                      2,082
                                                                      -------------------        --------------------
          TOTAL CURRENT ASSETS                                                  19,588                      9,551

PROPERTY AND EQUIPMENT, net                                                    230,817                    224,666

INVESTMENTS                                                                     14,572                     15,366

GOODWILL, net                                                                   40,088                     40,112

OTHER ASSETS                                                                     2,593                      2,077
                                                                      -------------------        --------------------

TOTAL                                                                     $    307,658                $   291,772
                                                                      ===================        ====================

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                                    $        607                $     1,017
     Accounts payable                                                            5,984                      3,868
     Accrued expenses                                                            2,424                      2,343
     Other payables                                                                150                      9,956
     Deferred revenues, net                                                     43,085                     22,529
                                                                      -------------------        --------------------
          TOTAL CURRENT LIABILITIES                                             52,250                     39,713

LONG-TERM DEBT, less current portion                                            50,129                     47,278

DEFERRED REVENUES, net                                                             738                        738

DEFERRED TAXES                                                                  15,495                     13,349

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01 share:
         Authorized 50,000,000 shares
         Issued and outstanding 14,208,898
            shares in 1998 and 1997                                                142                        142
     Additional paid-in-capital                                                159,371                    159,371
     Retained earnings                                                          29,533                     31,181
                                                                      -------------------        --------------------
          TOTAL STOCKHOLDERS' EQUITY                                           189,046                    190,694
                                                                      -------------------        --------------------

TOTAL                                                                     $    307,658                $   291,772
                                                                      ===================        ====================

See accompanying notes to unaudited consolidated financial statements.

                    PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                             -------------------------------------------------
                                                                                      1998                        1997
                                                                             ---------------------        --------------------
REVENUES:
     Speedway admissions                                                          $      3,238
     Other speedway revenues                                                             2,953
     Merchandise, tires and accessories                                                  3,946               $        5,375
                                                                             ---------------------        --------------------
     TOTAL REVENUES                                                                     10,137                        5,375

EXPENSES:
     Operating                                                                           6,190                        2,286
     Cost of sales                                                                       2,462                        3,176
     Depreciation and amortization                                                       2,675                          789
     Selling, general and administrative                                                 2,252                        1,730
                                                                             ---------------------        --------------------
     OPERATING EXPENSES                                                                 13,579                        7,981
                                                                             ---------------------        --------------------

OPERATING LOSS                                                                          (3,442)                      (2,606)

EQUITY IN INCOME OF AFFILIATES                                                             512
GAIN ON SALE OF INVESTMENT                                                               1,108
INTEREST INCOME (EXPENSE), net                                                            (859)                         125
                                                                             ---------------------        --------------------

LOSS BEFORE INCOME TAXES                                                                (2,681)                      (2,481)

INCOME TAX BENEFIT                                                                       1,033                          970
                                                                             ---------------------        --------------------

NET LOSS                                                                          $     (1,648)              $       (1,511)
                                                                             ======================       =====================
BASIC NET LOSS PER SHARE                                                          $       (.12)              $         (.11)
                                                                             ======================       =====================
DILUTED NET LOSS PER SHARE                                                        $       (.12)              $         (.11)
                                                                             ======================       =====================

BASIC WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING                                                          14,208,898                   13,241,798
                                                                             ======================       =====================
DILUTED WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING                                                          14,216,214                   13,245,112
                                                                             ======================       =====================


See accompanying notes to unaudited consolidated financial statements

                    PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                       ---------------------------------------------
                                                                                             1998                       1997
                                                                                       -----------------          ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                           $        (1,648)           $        (1,511)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
         Depreciation and amortization                                                            2,675                        789
         Equity in income of affiliates                                                            (512)
         Gain on sale of investment                                                              (1,108)
         Changes in assets and liabilities which provided (used) cash:
              Receivables                                                                        (8,746)                    (6,004)
              Inventories, prepaid expenses and other assets                                     (1,351)                    (2,513)
              Accounts payable and accrued liabilities                                           (7,609)                     1,818
              Deferred taxes                                                                      2,459                        838
              Deferred revenue                                                                   20,556                     22,747
                                                                                       -----------------          ------------------
                  Net cash provided by operating activities                                       4,716                     16,164

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions of property and equipment, net                                                    (8,567)                   (30,058)
     Acquisitions of equity interests in affiliates and subsidiaries                               (241)
     Proceeds from sale of investment                                                             5,270
                                                                                       -----------------          ------------------
                  Net cash used in investing activities                                          (3,538)                   (30,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt                                                                             (409)                      (796)
                                                                                       -----------------          ------------------

                  Net cash used in financing activities                                            (409)                      (796)
                                                                                       -----------------          ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                769                    (14,690)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    249                     27,862
                                                                                       -----------------          ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $         1,018             $       13,172
                                                                                       =================          ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for interest                                           $           932             $          298
     Cash paid (refunded) during the period for taxes, net                              $        (1,971)





See accompanying notes to unaudited consolidated financial statements

                            PENSKE MOTORSPORTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENTS. The consolidated financial statements include the accounts of Penske Motorsports, Inc. (the "Company") and its wholly-owned subsidiaries, Michigan International Speedway, Inc., Pennsylvania International Raceway, Inc., California Speedway Corporation, North Carolina Speedway,
Inc., Motorsports International Corp., Competition Tire West, Inc. and Competition Tire South, Inc. The Company also owns 45% of the ownership interests of Homestead-Miami Speedway, LLC ("HMS"), which is recorded using the equity method of accounting. All material intercompany balances and transactions have been eliminated.

The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1998 and December 31, 1997, and the results of operations and cash flows of the Company for the three months ended March 31, 1998 and 1997.

Because of the seasonal concentration of racing events, the results of operations for the three months ended March 31, 1998 and 1997 are not indicative of the results to be expected for the year.

NOTE 2 - PROPERTY AND EQUIPMENT, NET. Property and equipment consists of the following :

                                                                         March 31,                December 31,
                                                                           1998                        1997
                                                                    --------------------        -------------------
                                                                                    (In thousands)
        Land and land improvements                                     $      101,803             $       100,653
        Buildings and improvements                                            130,839                     124,622
        Equipment                                                              22,175                      21,360
                                                                    --------------------        -------------------
                                                                              254,817                     246,635
        Less accumulated depreciation                                          24,000                      21,969
                                                                    --------------------        -------------------
                                                                       $      230,817              $      224,666
                                                                    ====================        ===================

NOTE 3 - EQUITY INVESTMENTS. In March 1998, the Company acquired an additional 5% of HMS for $2.85 million in exchange for a note payable on December 31, 2001, with interest payable at 7.5%. The borrower has the option of calling $500,000 of this note on December 31, 2000 or January 1, 2001. The acquisition increased the Company's ownership of HMS to 45%.

In March 1998, the Company sold its equity interest in Grand Prix Association of Long Beach, Inc. for $5.3 million. The Company acquired this investment during a series of transactions in 1997 with a total cost of $4.2 million.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
Penske Motorsports, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Penske Motorsports, Inc. and subsidiaries (the "Company") as of March 31, 1998 and the related condensed consolidated statements of operations and of cash flows for the three-month periods ended March 31, 1998 and 1997 included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. These consolidated financial statements are the responsibility of Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1997, and the related consolidated statements of income, changes in stockholders' equity and of cash flows, for the year then ended (not presented herein); and in our report dated January 30, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet at December 31, 1997 included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which such information has been derived.




/s/ Deloitte & Touche LLP

April 30, 1998

Detroit, Michigan

ITEM 2. -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.

OVERVIEW
Penske Motorsports, Inc. (the "Company") is a leading promoter and marketer of professional motorsports in the United States. The Company owns and operates, through its subsidiaries, Michigan Speedway in Brooklyn, Michigan, Nazareth Speedway in Nazareth, Pennsylvania, California Speedway in Fontana, California, and North Carolina Speedway in Rockingham, North Carolina. In addition, the Company owns 45% of the ownership interests of Homestead-Miami Speedway, LLC ("HMS"), which operates Miami-Dade Homestead Motorsports Complex in Homestead, Florida. The Company also sells motorsports-related merchandise such as apparel, souvenirs and collectibles through its subsidiary Motorsports International Corp. ("MIC") and Goodyear brand racing tires and accessories through its subsidiaries Competition Tire West, Inc. ("CTW") and Competition Tire South, Inc. ("CTS") in the midwest and southeastern regions of the United States.

The Company classifies its revenues as speedway admissions, other speedway revenues, and merchandise, tires and accessories revenues. Speedway admissions includes ticket sales for racing events held at the Company's wholly-owned speedways. Other speedway revenues includes revenues from concession sales, corporate hospitality and sponsorship, broadcast rights, billboard and program advertising and other promotional activities. Speedway admissions and other speedway revenues are generally collected in advance and recorded as deferred revenues until the completion of the related event. Merchandise, tires and accessories revenues include sales of motorsports-related merchandise and revenues from showcar appearance fees by MIC and sales of racing tires and accessories by CTW and CTS. Revenues from sales of merchandise, tires and accessories are recorded as income at the time of the sale.

The Company classifies its expenses as operating, cost of sales, depreciation and amortization and selling, general and administrative expenses. Operating expenses consist primarily of costs associated with conducting race events, such as sanction fees and wages. Cost of sales relates entirely to sales of merchandise, tires and accessories.

Revenues for the three months ended March 31, 1998 were $10.1 million, compared to $5.4 million for the three months ended March 31, 1997. The Company recorded a net loss of $1.6 million, or $.12 per basic share, for the three months ended March 31, 1998, compared to a net loss of $1.5 million, or $.11 per basic share, for the three months ended March 31, 1997. The increase in revenues in 1998 is due primarily to the addition to the Company's consolidated results of an event at North Carolina Speedway, which was acquired in transactions occurring in May and December, 1997. The net loss in 1998 increased due primarily to operating and depreciation expenses at California Speedway and increased interest expense, net of operating income at North Carolina Speedway from hosting a February event, the Company's equity investments and a gain on the sale of the Company's investment in Grand Prix Association of Long Beach, Inc. ("GPLB").

In March 1998, the Company acquired an additional 5% of HMS for $2.85 million, in exchange for a note payable on December 31, 2001, with interest payable at 7.5%. The borrower has the option of calling $500,000 of this note on December 31, 2000 or January 1, 2001.

Also in March 1998, the Company sold its interest in GPLB for $5.3 million. The Company acquired this investment during a series of transactions in 1997 with a total cost of $4.2 million.


RESULTS OF OPERATIONS
The percentage relationships between revenues and other elements of the Company's Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997 are as follows:


                                                   1998                    1997
                                             -----------------        ----------------
REVENUES:
     Speedway admissions                            31.9%
     Other speedway revenues                        29.1
     Merchandise, tires and accessories             39.0                    100.0%
                                             -----------------        ----------------
     TOTAL REVENUES                                100.0                    100.0

EXPENSES:
     Operating                                      61.1                     42.5
     Cost of sales                                  24.3                     59.1
     Depreciation and amortization                  26.4                     14.7
     Selling, general and administrative            22.2                     32.2
                                             -----------------        ----------------
     TOTAL EXPENSES                                134.0                    148.5
                                             -----------------        ----------------

OPERATING LOSS                                     (34.0%)                  (48.5%)
                                             =================        ================

SEASONALITY AND QUARTERLY RESULTS
Prior to 1997, the Company's weekend race events were held during the months from April to August. As a result, the Company's business has historically been highly seasonal. In 1997, in addition to the events in April through August, the Company hosted events in June, September and October at California Speedway and in October at North Carolina Speedway. The 1998 racing schedule includes events at California Speedway in May, July and November and at North Carolina Speedway in February and November. The Company expects that the addition of California Speedway and North Carolina Speedway and the investment in HMS will lessen the impact of seasonality on the Company's results of operations.

Set forth below is summary information with respect to the Company's operations.

($ in thousands)        1998                          1997                                          1996
                      ----------    -----------------------------------------     -----------------------------------------
                        FIRST         FIRST     SECOND     THIRD     FOURTH        FIRST     SECOND      THIRD     FOURTH
                        -----         -----     ------     -----     ------        -----     ------      -----     ------
REVENUES               $10,137      $  5,375    $46,296   $43,974    $14,171        $3,642   $24,614    $23,962     $2,957

NET INCOME (LOSS)       (1,648)       (1,511)    10,929     8,845     (1,818)         (990)    6,717      6,499     (1,346)

NUMBER OF EVENT
WEEKENDS                     1             -          5         3          2             -         4          2          -

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997 Revenues - Revenues for the three months ended March 31, 1998 were $10.1 million, an increase of $4.7 million, or 88.6% compared to the same period in 1997. Speedway admissions was $3.2 million and other speedway revenues were $3.0 million in 1998, primarily as a result of the acquisition of North Carolina Speedway, which hosted an event in February.

Merchandise, tires and accessories revenues decreased $1.5 million, from $5.4 million in the first quarter of 1997 to $3.9 million in 1998, primarily as a result of the December 1997 sale of the licensing rights for Rusty Wallace merchandise.

Operating Expenses - Operating expenses for the three months ended March 31, 1998 were $6.2 million, an increase of $3.9 million, or 170.8% over the same period in 1997 due to the addition of North Carolina Speedway, which hosted an event in February 1998, and California Speedway, which commenced operations in the second quarter of 1997.

Cost of Sales - Cost of sales for the three months ended March 31, 1998 was $2.5 million, or 62.4% of merchandise, tires and accessories revenues, compared to $3.2 million, or 59.1% of those same revenues, for the corresponding period of 1997. The decrease in cost of sales of $.7 million and the increase in the percentage of cost of sales to merchandise, tires and accessories revenues from 1997 to 1998 resulted primarily from the December 1997 sale of the licensing rights for Rusty Wallace merchandise. This sale resulted in the product mix changing so that a higher portion of the revenues resulted from tires and accessories sales, which carry a lower margin.

Depreciation and Amortization - Depreciation and amortization expense increased from $.8 million for the three months ended March 31, 1997 to $2.7 million in 1998 due to depreciation expense at California Speedway, which held its first event in June 1997, and depreciation expense and goodwill amortization at North Carolina Speedway.

Selling, General and Administrative - Selling, general and administrative expenses of $2.3 million for the three months ended March 31, 1998 increased $.6 million, or 30.2%, from the same period in 1997. This increase is due primarily to the addition of North Carolina Speedway, which was not included in the consolidated results during the first quarter of 1997.

Equity in Income of Affiliates - The equity in income of affiliates reflects the Company's pro rata share of the operating results of its investments in HMS and GPLB, both of which were acquired after the first quarter of 1997.

Gain on Sale of Investment - The gain on sale of investment resulted from the March 1998 sale of the Company's common stock of GPLB for $5.3 million. The Company acquired this investment during a series of transactions in 1997 with a total cost of $4.2 million.

Interest - The Company recorded net interest expense for the three months ended March 31, 1998 of $859,000, compared to net interest income of $125,000 in 1997. The interest income in 1997 resulted from temporarily investing the proceeds of the Company's March 1996 initial public offering. These funds were fully utilized during the second quarter of 1997 to pay for construction at California Speedway. The Company has borrowed on its line of credit to fund the completion of California Speedway, other capital improvements, to make the investment in HMS and to complete the acquisition of North Carolina Speedway.

Income Tax Expense - Income tax expense is reported during the interim reporting periods on the basis of the Company's estimated annual effective tax rate for the taxable jurisdictions in which the Company operates. The effective tax rate for the three months ended March 31, 1998 is 38.5%, compared to 39.1% in 1997.

Net Loss - The net loss for the three months ended March 31, 1998 was $1.6 million, or $.12 per basic share, compared to a net loss of $1.5 million, or $.11 per basic share in 1997. The increase in the net loss for 1998 primarily reflects higher expenses associated with operating California Speedway and North Carolina Speedway and higher interest expense, net of revenues at North Carolina Speedway from hosting a February event, equity income from the Company's investments and the gain on the sale of GPLB.


LIQUIDITY AND CAPITAL RESOURCES
Historically, the Company has relied on cash flows from operating activities supplemented, as necessary, by bank borrowings to finance working capital, investments and capital expenditures. The Company used the proceeds of its initial public offering in March 1996 to repay debt and to fund construction of California Speedway.

The Company has a $100 million unsecured revolving line of credit that matures in the year 2002, of which $54.5 million was available as of March 31, 1998. The outstanding debt of $45.5 million on this line of credit resulted from expenditures for the completion of construction at California Speedway, other capital expenditures, to make the investment in HMS and to complete the acquisition of North Carolina Speedway. The remaining line of credit is available for general working capital needs and other capital expenditures. The Company is in compliance with all covenants in the loan agreement, and management believes the Company would continue to be in compliance if the entire amount of available credit was outstanding.

The Company expects to make approximately $25.0 million in capital expenditures during 1998, consisting primarily of additional seating and other facility upgrades at its speedways. The Company paid for $8.6 million of capital expenditures during the first quarter of 1997.

The Company is considering the development of a new speedway near Denver, Colorado, and will continue to pursue other growth opportunities, including acquisition and development, in other markets. Future acquisitions or development will be funded through available credit under existing debt facilities and, if necessary, under other financing arrangements through the capital or financial markets, depending on market conditions. The Company believes that it has the ability to obtain funds through these markets, however, there can be no assurance that adequate debt or equity financing will be available on satisfactory terms.

For the three months ended March 31, 1998, the Company generated cash flows of $4.7 million from operating activities, compared to $16.2 million in 1997. The Company used $3.5 million in investing activities, including additions of property and equipment of $8.6 million, net of the proceeds from the sale of the investment in GPLB of $5.3 million. The Company used $409,000 for financing activities to repay debt.

The Company believes it has sufficient resources from existing cash balances and from operating activities and, if necessary, from borrowing under its line of credit to satisfy ongoing cash requirements for the next twelve months.

YEAR 2000
The Company continues to evaluate the potential impact to its computer systems and computerized equipment from the change from the year 1999 to the year 2000. This involves a comprehensive assessment of the Company's computer and equipment vendors to determine whether there are significant year 2000 issues regarding the Company's management information systems. Recent additions to the Company's management information systems are year 2000 compliant.
Although this evaluation has not yet been completed, based upon preliminary information the Company does not expect the cost of potential changes to be material.

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

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           Exhibit Number and Description                           Page Number
           ------------------------------                           -----------

       (a) 10.16 Amended and Restated Penske Motorsports,
           Inc. 1996 Stock Incentive Plan

           15.1 Letter RE: unaudited interim financial information.

           27 Financial Data Schedules

       (b) The Company was not required to file a Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PENSKE MOTORSPORTS, INC.

Date:    May 14, 1998                 By:   /s/ James H. Harris
                                            -----------------------------------
                                      Its:  Senior Vice President and Treasurer
                                            (Principal Financial Officer)

   EXHIBITS INDEX

   Exhibit Number and Description                           Page Number
   ------------------------------                           -----------

   10.16 Amended and Restated Penske Motorsports,
   Inc. 1996 Stock Incentive Plan

   15.1 Letter RE: unaudited interim financial information.

   27 Financial Data Schedules