Form 10-Q
period 1998-06-30
PENSKE MOTORSPORTS INC
filed 1998-08-14
CIK 1006605

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark one)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998.

( )      Transition report pursuant to Section 13 or 15(d) of The Securities
         Exchange Act of 1934 for the transition period     to    .
                                                        ---    ---

                           Commission File No. 0-28044



                            PENSKE MOTORSPORTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                      51-0369517
   ------------------------------             -------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)


13400 OUTER DRIVE WEST, DETROIT, MICHIGAN                   48239-4001
-----------------------------------------              --------------------
 (Address of principal executive offices)              (including zip code)




                                  313-592-8255
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [  ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


COMMON STOCK $0.01 PAR VALUE                          14,208,898 SHARES
----------------------------                          -----------------
          CLASS                                 OUTSTANDING AT AUGUST 12, 1998

                                TABLE OF CONTENTS



                                                                                                            PAGE NO.
                                                                                                            --------
PART I - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS.

                  Consolidated Balance Sheets                                                                   3

                  Consolidated Statements of Income                                                             4

                  Consolidated Statements of Cash Flows                                                         5

                  Notes to Unaudited Consolidated Financial Statements                                          6

                  Independent Accountants' Report                                                               7


         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                                              8

PART II - OTHER INFORMATION

         ITEM 5.    OTHER INFORMATION.                                                                         16

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.                                                          16

                  Signature                                                                                    17



                    PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                               June 30,      December 31,
                                                                 1998           1997
                                                               --------      -----------
                                  ASSETS                      (Unaudited)
CURRENT ASSETS:

     Cash and cash equivalents                                  $  1,294      $    249
     Receivables                                                  10,598         4,787
     Inventories                                                   2,579         2,433
     Prepaid expenses and other assets                             2,293         2,082
                                                                --------      --------
          TOTAL CURRENT ASSETS                                    16,764         9,551

PROPERTY AND EQUIPMENT, net                                      236,220       224,666

INVESTMENTS                                                       13,652        15,366

GOODWILL, net                                                     39,920        40,112

OTHER ASSETS                                                       1,834         2,077
                                                                --------      --------

TOTAL                                                           $308,390      $291,772
                                                                ========      ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                          $    609      $  1,017
     Accounts payable                                             10,419         3,868
     Accrued expenses                                              5,428         2,343
     Other payables                                                              9,956
     Deferred revenues, net                                       26,408        22,529
                                                                --------      --------
          TOTAL CURRENT LIABILITIES                               42,864        39,713

LONG-TERM DEBT, less current portion                              47,504        47,278

DEFERRED REVENUES, net                                               738           738

DEFERRED TAXES                                                    17,346        13,349

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, par value $ .01 share:
         Authorized 50,000,000 shares
         Issued and outstanding 14,208,898 shares                    142           142
     Additional paid-in-capital                                  159,371       159,371
     Retained earnings                                            40,425        31,181
                                                                --------      --------
          TOTAL STOCKHOLDERS' EQUITY                             199,938       190,694
                                                                --------      --------

TOTAL                                                           $308,390      $291,772
                                                                ========      ========


See accompanying notes to unaudited consolidated financial statements.

                    PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except for share and per share data)
                                   (Unaudited)


                                                    Three Months Ended                     Six Months Ended
                                                          June 30,                              June 30,
                                                  1998                1997              1998                1997
                                              ------------       ------------       ------------       ------------
REVENUES:
     Speedway admissions                      $     20,972       $     19,696       $     24,210       $     19,696
     Other speedway revenues                        17,384             15,699             20,337             15,750
     Merchandise, tires and accessories              7,731             10,901             11,677             16,225
                                              ------------       ------------       ------------       ------------
     TOTAL REVENUES                                 46,087             46,296             56,224             51,671
                                              ------------       ------------       ------------       ------------

  EXPENSES:
     Operating                                      15,052             14,028             21,242             16,314
     Cost of sales                                   4,659              6,226              7,121              9,402
     Depreciation and amortization                   2,727              1,524              5,402              2,313
     Selling, general and administrative             4,043              6,553              6,295              8,283
                                              ------------       ------------       ------------       ------------
     TOTAL EXPENSES                                 26,481             28,331             40,060             36,312
                                              ------------       ------------       ------------       ------------

OPERATING INCOME                                    19,606             17,965             16,164             15,359

EQUITY IN LOSS OF AFFILIATES                          (922)                                 (410)
GAIN ON SALE OF INVESTMENT                                                                 1,108
INTEREST INCOME (EXPENSE), net                        (809)               (48)            (1,668)                77
                                              ------------       ------------       ------------       ------------

INCOME BEFORE INCOME TAXES                          17,875             17,917             15,194             15,436

INCOME TAXES                                         6,983              6,988              5,950              6,018
                                              ------------       ------------       ------------       ------------

NET INCOME                                    $     10,892       $     10,929       $      9,244       $      9,418
                                              ============       ============       ============       ============

BASIC NET INCOME PER SHARE                    $        .77       $        .80       $        .65       $        .70
                                              ============       ============       ============       ============

DILUTED NET INCOME PER SHARE                  $        .77       $        .80       $        .65       $        .70
                                              ============       ============       ============       ============

BASIC WEIGHTED AVERAGE NUMBER
      OF SHARES OUTSTANDING                     14,208,898         13,670,164         14,208,898         13,457,164
                                              ============       ============       ============       ============

DILUTED WEIGHTED AVERAGE NUMBER
      OF SHARES OUTSTANDING                     14,235,332         13,683,634         14,230,985         13,462,293
                                              ============       ============       ============       ============



See accompanying notes to unaudited consolidated financial statements.

                    PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                             SIX MONTHS ENDED JUNE 30,
                                                                            --------------------------
                                                                              1998              1997
                                                                            --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $  9,244          $  9,418
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                         5,402             2,313
         Equity in loss of affiliates                                            410
         Gain on sale of investment                                           (1,108)
         Changes in assets and liabilities which provided (used) cash:
              Receivables                                                     (5,811)           (9,458)
              Inventories, prepaid expenses and other assets                    (766)           (4,059)
              Accounts payable and accrued liabilities                          (320)           17,715
              Deferred taxes                                                   4,310               (44)
              Deferred revenues                                                3,879             7,954
                                                                            --------          --------
                  Net cash provided by operating activities                   15,240            23,839

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions of property and equipment, net                                (16,433)          (53,920)
     Proceeds from sale of investment                                          5,270
                                                                            --------          --------
                  Net cash used in investing activities                      (11,163)          (53,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                                                             11,467
     Repayment of debt                                                        (3,032)           (2,275)
                                                                            --------          --------
                  Net cash provided by (used in) financing activities         (3,032)            9,192
                                                                            --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1,045           (20,889)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 249            27,862
                                                                            --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  1,294          $  6,973
                                                                            ========          ========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for interest                               $  1,806          $    453
     Cash paid during the period for taxes, net                             $ (1,792)         $    219



See accompanying notes to unaudited consolidated financial statements.

                    PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1998 and December 31, 1997, and the results of operations and cash flows of the Company for the three months and six months ended June 30, 1998 and 1997. The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Because of the seasonal concentration of racing events, the results of operations for the three months and six months ended June 30, 1998 and 1997 are not indicative of the results to be expected for the year. Certain reclassifications have been made to prior period financial statements to conform with the 1998 presentation.

NOTE 2 - PROPERTY AND EQUIPMENT, NET. Property and equipment consists of the following :


                                             June 30,    December 31,
                                               1998          1997
                                             --------    ------------
                                                 (In thousands)
Land and land improvements                   $ 96,056      $ 95,758
Buildings and improvements                    143,483       129,031
Equipment                                      23,084        21,846
                                             --------      --------
                                              262,623       246,635
Less accumulated depreciation                  26,403        21,969
                                             --------      --------
                                             $236,220      $224,666
                                             ========      ========


NOTE 3 - EQUITY INVESTMENTS. In March 1998, the Company acquired an additional 5% equity interest in HMS, increasing the Company's ownership to 45%, for $2.85 million in exchange for a note payable on December 31, 2001, with interest payable at 7.5%.

In March 1998, the Company sold its equity interest in Grand Prix Association of Long Beach, Inc. for $5.3 million. The Company acquired this investment during a series of transactions in 1997 with a total cost of $4.2 million.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
Penske Motorsports, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Penske Motorsports, Inc. and subsidiaries (the "Company") as of June 30, 1998 and the related condensed consolidated statements of income and of cash flows for the three and six month periods ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1997, and the related consolidated statements of income, changes in stockholders' equity and of cash flows, for the year then ended (not presented herein); and in our report dated January 30, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet at December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which such information has been derived.




/s/ Deloitte & Touche LLP
-------------------------
Detroit, Michigan

July 30, 1998

ITEM 2. -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.

OVERVIEW
Penske Motorsports, Inc. (the "Company") is a leading promoter and marketer of professional motorsports in the United States. The Company owns and operates, through its subsidiaries, Michigan Speedway in Brooklyn, Michigan, Nazareth Speedway in Nazareth, Pennsylvania, California Speedway in Fontana, California and North Carolina Speedway in Rockingham, North Carolina. In addition, the Company owns 45% of the ownership interests of Homestead-Miami Speedway, LLC ("HMS"), which operates the Miami-Dade Homestead Motorsports Complex in Homestead, Florida. The Company also sells motorsports-related merchandise such as apparel, souvenirs and collectibles through its subsidiary Motorsports International Corp. ("MIC") and Goodyear brand racing tires and accessories through its subsidiaries Competition Tire West, Inc. ("CTW") and Competition Tire South, Inc. ("CTS") in the midwest and southeastern regions of the United States.

The Company classifies its revenues as speedway admissions, other speedway revenues, and merchandise, tires and accessories revenues. Speedway admissions includes ticket sales for racing events held at the Company's wholly-owned speedways. Other speedway revenues includes revenues from concession sales, corporate hospitality and sponsorship, broadcast rights, billboard and program advertising and other promotional activities. Speedway admissions and other speedway revenues are generally collected in advance and recorded as deferred revenues until the completion of the related event. Merchandise, tires and accessories revenues includes sales of motorsports-related merchandise and revenues from showcar appearance fees by MIC and sales of racing tires and accessories by CTW and CTS. Revenues from sales of merchandise, tires and accessories are recorded as income at the time of the sale.

The Company classifies its expenses as operating, cost of sales, depreciation and amortization and selling, general and administrative expenses. Operating expenses consist primarily of costs associated with conducting race events, such as sanction fees and wages. Cost of sales relates entirely to sales of merchandise, tires and accessories.

Revenues for the three months ended June 30, 1998 were $46.1 million, compared to revenues of $46.3 million for the three months ended June 30, 1997. The Company recorded net income of $10.9 million, or $.77 per share, for the three months ended June 30, 1998, compared to net income of $10.9 million, or $.80 per share, in 1997. Revenues decreased due to a scheduling change, which resulted in an event at Nazareth Speedway being held in the third quarter in 1998 as compared to the second quarter in 1997, and a decrease of $3.2 million in merchandise, tires and accessories revenues, primarily reflecting the December 1997 sale of the licensing rights for Rusty Wallace merchandise. These decreases are offset by increases in speedway admissions at Michigan and California Speedways from additional seating and increases in other speedway revenues at all tracks. Net income for the three months ended June 30, 1998 of $10.9 million is comparable to 1997 and reflects an increase in operating income of $1.6 million, net of increased interest expense of $.8 million and the equity in losses of an affiliate of $.9 million.

Revenues for the six months ended June 30, 1998 were $56.2 million, an increase of $4.5 million, or 8.7%, over 1997 revenues of $51.7 million. This increase resulted from the addition of North Carolina Speedway, which was acquired in May 1997, and increased speedway admissions and other speedway revenues at Michigan and California Speedways. These increases were offset by lower revenues at Nazareth Speedway due to the scheduling change and decreased sales of merchandise, tires and accessories due to the sale of the licensing rights for Rusty Wallace merchandise. Net income for the six months ended June 30, 1998 was $9.2 million, or $.65 per share, compared to $9.4 million, or $.70 per share, in 1997. Net income in 1998 was impacted by an increase in operating income of $.8 million, from $15.4 million for the six months ended June 30, 1997 to $16.2 million in 1998. The Company also recorded a gain on the sale of its investment in Grand Prix Association of Long Beach, Inc. ("GPLB"). These increases in income were offset by the equity in losses of affiliates of $.4 million and net interest expense of $1.7 million in 1998, as compared to net interest income of $.1 million in 1997.

In March 1998, the Company acquired an additional 5% equity interest in HMS for $2.85 million, in exchange for a note payable on December 31, 2001, with interest payable at 7.5%. The acquisition increased the Company's ownership of HMS to 45%.

Also in March 1998, the Company sold its interest in GPLB for $5.3 million. The Company acquired this investment through a series of transactions in 1997 with a total cost of $4.2 million.


RESULTS OF OPERATIONS
The percentage relationships between revenues and other elements of the Company's Consolidated Statements of Income for the comparative reporting periods were:


                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               JUNE 30,                             JUNE 30,
                                                        1998              1997              1998               1997
                                                       ------            ------           -------            -------
REVENUES:
   Speedway admissions                                  45.5%             42.6%             43.0%              38.1%
   Other speedway revenues                              37.7              33.9              36.2               30.5
   Merchandise, tires and accessories                   16.8              23.5              20.8               31.4
                                                       -----             -----             -----              -----
   TOTAL REVENUES                                      100.0             100.0             100.0              100.0
                                                       -----             -----             -----              -----

EXPENSES:
   Operating                                            32.7              30.3              37.8               31.6
   Cost of sales                                        10.1              13.4              12.7               18.2
   Depreciation and amortization                         5.9               3.3               9.6                4.5
   Selling, general and administrative                   8.8              14.2              11.2               16.0
                                                       -----             -----             -----              -----
   TOTAL EXPENSES                                       57.5              61.2              71.3               70.3
                                                       -----             -----             -----              -----
OPERATING INCOME                                        42.5%             38.8%             28.7%              29.7%
                                                       =====             =====             =====              =====



SEASONALITY AND QUARTERLY RESULTS
Prior to 1997, the Company's weekend race events were held during the months from April to August. As a result, the Company's business has historically been highly seasonal. In 1997, in addition to the events held in April through August, the Company hosted events in June, September and October at California Speedway and in October at North Carolina Speedway. The 1998 racing schedule includes events at California Speedway in May, July and November and at North Carolina Speedway in February and November. The 1998 schedule also includes a change at Nazareth Speedway whereby one event was rescheduled from June in 1997 to July in 1998. The Company expects that the addition of California Speedway and North Carolina Speedway and the investment in HMS will lessen the impact of seasonality on the Company's results of operations.

Set forth below is summary information with respect to the Company's operations (in thousands):


                       1998                               1997                                         1996
                --------------------    ------------------------------------------    ----------------------------------------
                  FIRST     SECOND        FIRST     SECOND      THIRD     FOURTH        FIRST     SECOND     THIRD    FOURTH
                  -----     ------        -----     ------      -----     ------        -----     ------     -----    ------
REVENUES         $10,137   $46,087       $ 5,375   $ 46,296    $43,974   $14,171       $3,642   $24,614     $23,962    $2,957


NET INCOME
(LOSS)            (1,648)   10,892        (1,511)    10,929      8,845    (1,818)        (990)    6,717       6,499    (1,346)

EVENT
WEEKENDS               1         4             -         5          3          2            -         4          2          -


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997. Revenues - Revenues for the three months ended June 30, 1998 were $46.1 million compared to $46.3 million for the same period in 1997. Speedway admissions increased $1.3 million, from $19.7 million in 1997 to $21.0 million in 1998, due to increased attendance at events held at Michigan and California Speedways, net of decreased speedway admissions at Nazareth Speedway as one event was rescheduled from a second quarter event in 1997 to a third quarter event in 1998. Attendance at Michigan and California Speedways was increased through the addition of 5,124 seats and 15,777 seats, respectively. Other speedway revenues increased $1.7 million, from $15.7 million in 1997 to $17.4 million in 1998, due to increased revenues from sponsorship agreements, corporate hospitality and broadcast rights, as well as track rentals at California Speedway. Sales of merchandise, tires and accessories decreased from $10.9 million for the quarter ended June 30, 1998 to $7.7 million in 1998, due primarily to the sale in December 1997 of the licensing rights for Rusty Wallace merchandise.

Operating Expenses - Operating expenses increased from $14.0 million for the three months ended June 30, 1997 to $15.1 million for the three months ended June 30, 1998. The 1997 results include expenses at California Speedway only for the month of June, which was when the track commenced operations, and expenses at North Carolina Speedway for the period after May 19, when the Company acquired a 70% ownership interest, while the 1998 results include operating expenses for the entire quarter for both speedways. The Company also had increased operating expenses at its other speedways, primarily reflecting increased sanction fees, net of a reduction in expenses due to the schedule change at Nazareth Speedway.

Cost of Sales - Cost of sales for the three months ended June 30, 1998 was $4.7 million, or 60.3% of merchandise, tires and accessories revenues, compared to $6.2 million, or 57.1% of those same revenues for the corresponding period of 1997. The decrease in cost of sales reflects the December 1997 sale of the licensing rights for Rusty Wallace merchandise, while the increase in cost of sales as a percentage of revenues reflects a greater percentage of sales attributable to tires and accessories, which have a lower margin than merchandise.

Depreciation and Amortization - Depreciation and amortization expense increased $1.2 million, from $1.5 million for the three months ended June 30, 1997 to $2.7 million in 1998 due primarily to the inclusion of one month of depreciation and amortization at California and North Carolina Speedways in 1997 compared to a full quarter in 1998. The increase also reflects capital expenditures at all speedways for additional seating and other improvements and the additional goodwill amortization from the December 1997 acquisition of the minority interest in North Carolina Speedway.

Selling, General and Administrative - Selling, general and administrative expenses were $4.0 million for the three months ended June 30, 1998, a decrease of $2.5 million from $6.5 million for the same period in 1997. This decrease resulted primarily from reductions in promotional expenses and other grand opening costs which were incurred at California Speedway during the 1997 season.

Operating Income - Operating income increased 9.1%, from $18.0 million for the three months ended June 30, 1997 to $19.6 million in 1998. This increase resulted from increased speedway admissions from additional seating, increased other speedway revenues from increases in sponsorship fees, corporate hospitality, broadcast revenues and track rental income and reduced selling, general and administrative expenses at the Company's speedways, net of higher depreciation and amortization expense from the opening of California Speedway, the acquisition of North Carolina Speedway and capital improvements and the impact of the sale of the licensing rights for Rusty Wallace merchandise.

Equity in Losses of Affiliates - The equity in losses of affiliates reflects the Company's pro rata share of the operating results of HMS, which was acquired in July 1997.

Interest - The Company recorded interest expense for the three months ended June 30, 1998 of $809,000, compared to $48,000 in 1997 due to an increase in the average debt outstanding. Funds generated by the Company's March 1996 initial public offering were fully utilized during the second quarter of 1997 to pay for construction of California Speedway. The Company has borrowed on its line of credit to fund the completion of California Speedway, capital improvements, the investment in HMS and the acquisition of the minority interest in North Carolina Speedway.

Income Tax Expense - Income tax expense is reported during the interim reporting periods on the basis of the Company's estimated annual effective tax rate for the taxable jurisdictions in which the Company operates. The effective tax rate for the three months ended June 30, 1998 is 39.1%, compared to 39.0% in 1997.

Net Income - Net income for the three months ended June 30, 1998 and 1997 was $10.9 million. Increased operating income of $1.6 million was offset by increased interest expense of $800,000 and the equity in losses of affiliates of $900,000.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997. Revenues - Revenues for the six months ended June 30, 1998 were $56.2 million, an increase of $4.5 million, or 8.7%, compared to the same period in 1997. This increase resulted from increases in speedway admissions of $4.5 million and other speedway revenues of $4.5 million, net of lower sales of merchandise, tires and accessories of $4.5 million. Speedway admissions increased as a result of the 1997 acquisition of North Carolina Speedway and additional seating at Michigan and California Speedways. Other speedway revenues increased $4.5 million due to the addition of North Carolina Speedway and increases in revenues at the Company's other speedways from sponsorship agreements, corporate hospitality and broadcast rights, as well as track rental income at California Speedway. The increases in speedway admissions and other speedway revenues also reflect the scheduling change at Nazareth Speedway which resulted in the shift of one event from the second quarter of 1997 to the third quarter of 1998. Sales of merchandise, tires and accessories decreased $4.5 million primarily as a result of the December 1997 sale of the licensing rights for Rusty Wallace merchandise.

Operating Expenses - Operating expenses increased $4.9 million, from $16.3 million for the six months ended June 30, 1997 to $21.2 million in 1998. The 1997 results include expenses at California Speedway only for the month of June, which was when the track commenced operations, and expenses at North Carolina Speedway for the period after May 19, when the Company acquired a 70% ownership interest, while the 1998 results include operating expenses for the entire period. The Company also had increased operating expenses at its other speedways, primarily reflecting increased sanction fees, net of a reduction in expenses due to the schedule change at Nazareth Speedway.

Cost of Sales - Cost of sales for the six months ended June 30, 1998 was $7.1 million, or 61.0% of merchandise, tires and accessories revenues, compared to $9.4 million, or 57.9% of those same revenues for the corresponding period of 1997. Cost of sales decreased due to the sale of the licensing rights for Rusty Wallace merchandise, while cost of sales as a percentage of merchandise, tires and accessories revenues increased due to a shift in the sales mix toward a higher concentration of sales of tires and accessories, which have a lower margin.

Depreciation and Amortization - Depreciation and amortization expense increased from $2.3 million for the six months ended June 30, 1997 to $5.4 million for the six months ended June 30, 1998 due to the inclusion of California Speedway and North Carolina Speedway for the entire period in 1998 and capital improvements at the Company's other subsidiaries.

Selling, General and Administrative - Selling, general and administrative expenses decreased $2.0 million, from $8.3 million for the six months ended June 30, 1997 to $6.3 million in 1998. This decrease resulted primarily from reductions in promotional expenses and other grand opening costs which were incurred at California Speedway during the 1997 season.

Operating Income - Operating income for the six months ended June 30, 1998 was $16.2 million, an increase of $.8 million over operating income of $15.4 million during the first six months of 1997. This increase resulted from increased speedway admissions and other speedway revenues and decreased selling, general and administrative expenses, net of higher operating and depreciation and amortization expenses and the impact of the sale of the licensing rights for Rusty Wallace merchandise.

Equity in Losses of Affiliates - The equity in losses of affiliates reflects the Company's pro rata share of the operating results of HMS and GPLB, both of which were acquired in the third quarter of 1997.

Gain on Sale of Investment - In March 1998, the Company sold its investment in GPLB for $5.3 million. The Company acquired this investment through a series of transactions in 1997 with a total cost of $4.2 million.

Interest - Interest expense for the six months ended June 30, 1998 was $1.7 million, compared to net interest income of $.1 million for the six months ended June 30, 1997. The interest income resulted from temporarily investing the proceeds of the Company's March 1996 initial public offering. These funds were fully utilized during the second quarter of 1997 to pay for construction at California Speedway. The Company has borrowed on its line of credit to fund the completion of California Speedway, capital improvements, the investment in HMS and the acquisition of the minority interest in North Carolina Speedway.

Income Tax Expense - Income tax expense is reported during the interim reporting periods on the basis of the Company's estimated annual effective tax rate for the taxable jurisdictions in which the Company operates. The effective tax rate for the six months ended June 30, 1998 is 39.2%, compared to 39.0% in 1997.

Net Income - Net income for the six months ended June 30, 1998 decreased to $9.2 million from $9.4 million in 1997. The Company had a 5.2% increase in operating income and a $1.1 million gain on the sale of the Company's investment in GPLB, offset by increased interest expense of $1.7 million and the equity in losses of affiliates of $410,000.


LIQUIDITY AND CAPITAL RESOURCES
Historically, the Company has relied on cash flows from operating activities supplemented, as necessary, by bank borrowings to finance working capital, investments and capital expenditures. The Company used the proceeds of its initial public offering in March 1996 to repay debt and to fund construction of California Speedway.

The Company has a $100 million unsecured revolving line of credit that matures in the year 2002, of which $57.1 million was available as of June 30, 1998. The outstanding debt of $42.9 million on the line of credit resulted from expenditures for the completion of construction at California Speedway and other capital expenditures, for the investment in HMS and to complete the acquisition of North Carolina Speedway. The remaining line of credit is available for general working capital needs and other capital expenditures. The

Company is in compliance with all covenants in the loan agreement, and management believes the Company would continue to be in compliance with all material financial covenants in the loan agreement if the entire amount of available credit was outstanding.

The Company expects to make approximately $29.0 million in capital expenditures during 1998, consisting primarily of additional seating and other facility upgrades at its speedways, of which $16.4 million was incurred during the first six months of 1998.

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

For the six months ended June 30, 1998, the Company generated cash flows of $15.2 million from operating activities, compared to $23.8 million in 1997, primarily due to changes in working capital accounts. The Company used $11.2 million in investing activities, including additions of property and equipment of $16.4 million, less the proceeds from the sale of GPLB of $5.3 million. Cash flows of $3.0 million were used in financing activities to repay debt.

The Company believes it has sufficient resources from existing cash balances and from operating activities and, if necessary, from borrowing under its lines of credit to satisfy ongoing cash requirements for the next twelve months.

YEAR 2000
The Year 2000 problem arose because many existing computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The Company has recognized the need to ensure that its computer operations and operating systems will not be materially adversely affected by the Year 2000 problem. To that end, the Company has assessed how it may be impacted by the Year 2000 problem and plans to resolve the related issues are being implemented. Most of the Company's major computer systems have already been updated or replaced with applications that are Year 2000 compliant in the normal course of business pursuant to existing service agreements and without incremental cost. The Company is also developing a plan of communication with significant business partners to ensure that the Company's operations are not disrupted through such relationships and that any Year 2000 issues are resolved in a timely manner. Because of the nature of the Company's business, however, the Company believes that failure of the Company's vendors, sponsors or customers to resolve issues involving the Year 2000 problem will not materially affect the Company's financial position or results of operations. Nevertheless, the Company believes that it will satisfactorily resolve issues affecting its operations as a result of the Year 2000 problem.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Except for the historical information contained herein, certain matters discussed in this report are forward-looking statements which involve risks and uncertainties including, but not limited to, the Company's ability to maintain good working relationships with the sanctioning bodies for its events, the ability of the Company to cost-effectively and timely correct all relevant and material applications addressing the Year 2000 problem, the ability of third party vendors, sponsors and customers to correct all relevant and material applications addressing the Year 2000 problem and their impact on the Company's financial position or results of operations and the accuracy of the Company's assumption that failure of third party vendors, sponsors and customers to correct any Year 2000 problems will not be material to the Company's financial position or results of operations, as well as other risks and uncertainties affecting the Company's operations, such as competition, environmental, industry sponsorships, governmental regulation, dependence on key personnel, the Company's ability to control construction and operational costs, the impact of bad weather at the Company's events and those other factors discussed in the Company's filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

The Company must receive notice of any proposals of shareholders that are intended to be presented at the Company's 1999 Annual Meeting of Shareholders, but that are not intended to be considered for inclusion in the Company's Proxy Statement and Proxy related to that meeting, no later than March 30, 1999 (the latest possible date under the Company's bylaws for submission of such notice) to be considered timely. Such proposals should be sent to the Company's Secretary at the Company's executive offices, 13400 Outer Drive West, Detroit, Michigan, 48239 by certified mail, return receipt requested. If the Company does not have notice of the matter by that date, the Company's form of proxy in connection with that meeting may confer discretionary authority to vote on that matter, and the persons named in Company's form of proxy will vote the shares represented by such proxies in accordance with their best judgment.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           Exhibit Number and Description

(a)       3.2        Amended and Restated Bylaws of Penske Motorsports, Inc.

          15.1       Letter RE: unaudited interim financial information.

          27         Financial Data Schedules

(b) The Company was not required to file a Form 8-K during the three months ended June 30, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PENSKE MOTORSPORTS, INC.

Date:    August 14, 1998              By:    /s/ James H. Harris
                                            -----------------------------------
                                      Its:  Senior Vice President and Treasurer
                                            (Principal Financial Officer)

                                 Exhibit Index

Exhibit No.                    Description
-----------                    -----------

3.2                            Amended and Restated Bylaws of Penske
                               Motorsports, Inc.

15.1                           Letter RE: unaudited interim financial
                               information

27                             Financial Data Schedules