Form 10-Q
period 1998-09-30
PENSKE MOTORSPORTS INC
filed 1998-11-17
CIK 1006605

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark one)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 COMMON STOCK $0.01 PAR VALUE                        13,876,398 SHARES
 ----------------------------                        -----------------
           CLASS                               OUTSTANDING AT NOVEMBER 12, 1998

                                TABLE OF CONTENTS



                                                                             PAGE NO.
                                                                             --------
PART I - FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS.

              Consolidated Balance Sheets                                        3

              Consolidated Statements of Income                                  4

              Consolidated Statements of Cash Flows                              5

              Notes to Unaudited Consolidated Financial Statements               6

              Independent Accountants' Report                                    8

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                   9

PART II - OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS.                                              18

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.                               18

              Signature                                                         19


                    PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                               September 30,             December 31,
                                                                                   1998                      1997
                                                                           --------------------      ---------------------
                                 ASSETS                                        (Unaudited)
                                 ------
CURRENT ASSETS:
     Cash and cash equivalents                                             $             567         $             249
     Receivables                                                                       6,404                     4,787
     Inventories                                                                       2,556                     2,433
     Prepaid expenses and other assets                                                 1,877                     2,082
                                                                           -----------------         -----------------
          TOTAL CURRENT ASSETS                                                        11,404                     9,551

PROPERTY AND EQUIPMENT, net                                                          244,482                   224,666
INVESTMENTS                                                                           12,491                    15,366
GOODWILL, net                                                                         39,666                    40,112
OTHER ASSETS                                                                           1,795                     2,077
                                                                           -----------------         -----------------

TOTAL                                                                      $         309,838         $         291,772
                                                                           =================         =================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
CURRENT LIABILITIES:
     Current portion of long-term debt                                     $             511         $           1,017
     Accounts payable                                                                  6,915                     3,868
     Accrued expenses                                                                  4,335                     2,343
     Other payables                                                                                              9,956
     Deferred revenues, net                                                           14,595                    22,529
                                                                           -----------------         -----------------
          TOTAL CURRENT LIABILITIES                                                   26,356                    39,713

LONG-TERM DEBT, less current portion                                                  64,939                    47,278
DEFERRED REVENUES, net                                                                   738                       738
DEFERRED TAXES                                                                        19,558                    13,349

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY: Common stock, par value $ .01 share:
         Authorized 50,000,000 shares
         Issued and outstanding 14,208,898 shares                                        142                       142
     Additional paid-in-capital                                                      159,371                   159,371
     Retained earnings                                                                43,935                    31,181
                                                                           -----------------         -----------------
                                                                                     203,448                   190,694
     Less treasury stock, at cost:  242,500 shares                                     5,201
                                                                           -----------------         -----------------
          TOTAL STOCKHOLDERS' EQUITY                                                 198,247                   190,694
                                                                           -----------------         -----------------
TOTAL                                                                      $         309,838         $         291,772
                                                                           =================         =================


See accompanying notes to unaudited consolidated financial statements.

                    PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except for share and per share data)
                                   (Unaudited)


                                                             Three Months Ended                     Nine Months Ended
                                                                September 30,                         September 30,
                                                            1998               1997             1998                1997
                                                      ----------------    --------------    --------------     ---------------
REVENUES:
     Speedway admissions                                 $    15,077         $    20,343       $    39,287         $    40,039
     Other speedway revenues                                  11,702              13,381            32,039              29,131
     Merchandise, tires and accessories                        8,439              10,250            20,116              26,475
                                                         -----------         -----------       -----------         -----------
     TOTAL REVENUES                                           35,218              43,974            91,442              95,645
                                                         -----------         -----------       -----------         -----------

  EXPENSES:
     Operating                                                14,947              14,715            36,189              31,029
     Cost of sales                                             5,136               6,009            12,257              15,411
     Depreciation and amortization                             2,883               2,840             8,285               5,153
     Selling, general and administrative                       4,503               5,115            10,798              13,398
                                                         -----------         -----------       -----------         -----------
     TOTAL EXPENSES                                           27,469              28,679            67,529              64,991
                                                         -----------         -----------       -----------         -----------

OPERATING INCOME                                               7,749              15,295            23,913              30,654

EQUITY IN LOSS OF AFFILIATES                                  (1,161)               (727)           (1,571)               (727)
GAIN ON SALE OF INVESTMENT                                                                           1,108
INTEREST EXPENSE, net                                           (818)               (766)           (2,486)               (689)
                                                         -----------         -----------       -----------         -----------

INCOME BEFORE INCOME TAXES                                     5,770              13,802            20,964              29,238

INCOME TAXES                                                   2,260               4,957             8,210              10,975
                                                         -----------         -----------       -----------         -----------

NET INCOME                                               $     3,510         $     8,845       $    12,754         $    18,263
                                                         ===========         ===========       ===========         ===========
BASIC NET INCOME PER SHARE                               $       .25         $       .63       $       .90         $      1.33
                                                         ===========         ===========       ===========         ===========
DILUTED NET INCOME PER SHARE                             $       .25         $       .62       $       .90         $      1.33
                                                         ===========         ===========       ===========         ===========

BASIC WEIGHTED AVERAGE NUMBER
      OF SHARES OUTSTANDING                              $14,183,143         $14,148,340       $14,200,219         $13,690,088
                                                         ===========         ===========       ===========         ===========

DILUTED WEIGHTED AVERAGE NUMBER
      OF SHARES OUTSTANDING                              $14,183,143         $14,189,747       $14,229,886         $13,718,297
                                                         ===========         ===========       ===========         ===========


See accompanying notes to unaudited consolidated financial statements.

                    PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     -----------------------------------------
                                                                                           1998                   1997
                                                                                     -----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                        $       12,754         $       18,263
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                                          8,285                  5,153
         Equity in losses of affiliates                                                         1,571                    727
         Gain on sale of investment                                                            (1,108)
         Changes in assets and liabilities which provided (used) cash:
              Receivables                                                                      (1,617)                (4,521)
              Inventories, prepaid expenses and other assets                                       18                 (2,851)
              Accounts payable and accrued liabilities                                         (4,917)                10,170
              Deferred taxes                                                                    6,209                    (69)
              Deferred revenues                                                                (7,934)                (6,752)
                                                                                       --------------         --------------
                  Net cash provided by operating activities                                    13,261                 20,120

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions of property and equipment, net                                                 (27,317)               (68,118)
     Acquisition of equity interest in affiliates                                                                    (16,024)
     Proceeds from sale of investment                                                           5,270
                                                                                       --------------         --------------
                  Net cash used in investing activities                                       (22,047)               (84,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchases of treasury stock                                                               (5,201)
     Proceeds from issuance of debt                                                            14,961                 42,299
     Repayment of debt                                                                           (656)                (2,275)
                                                                                       --------------         --------------
                  Net cash provided by financing activities                                     9,104                 40,024
                                                                                       --------------         --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              318                (23,998)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  249                 27,862
                                                                                       --------------         --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $          567         $        3,864
                                                                                       ==============         ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for interest                                          $        2,911         $        1,444
     Cash paid during the period for taxes, net                                                  (409)                 4,580


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

The consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1998 and December 31, 1997, and the results of operations and cash flows of the Company for the three months and nine months ended September 30, 1998 and 1997. The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Because of the seasonal concentration of racing events, the results of operations for the three months and nine months ended September 30, 1998 and 1997 are not indicative of the results to be expected for the year.

Certain reclassifications have been made to prior period financial statements to conform with the 1998 presentation.

NOTE 2 - PROPERTY AND EQUIPMENT, NET. Property and equipment consists of the following :

                                                                       September 30,              December 31,
                                                                           1998                        1997
                                                                    --------------------        -------------------
                                                                                    (In thousands)
        Land and land improvements                                    $        96,056              $       95,758
        Buildings and improvements                                            154,077                     129,031
        Equipment                                                              23,407                      21,846
                                                                      ---------------              --------------
                                                                              273,540                     246,635
        Less accumulated depreciation                                          29,058                      21,969
                                                                      ---------------              --------------
                                                                      $       244,482              $      224,666
                                                                      ===============              ==============



NOTE 3 - EQUITY INVESTMENTS. In March 1998, the Company acquired an additional 5% equity interest in HMS, increasing the Company's ownership to 45%, for $2.85 million, in exchange for a note payable on December 31, 2001 with an interest rate of 7.5%.

In March 1998, the Company sold its equity interest in Grand Prix Association of Long Beach, Inc. for $5.3 million. The Company acquired this investment during a series of transactions in 1997 with a total cost of $4.2 million.

NOTE 4 - STOCK REPURCHASE PROGRAM. In September, 1998, the Company announced plans to repurchase, from time to time, up to $10 million of the Company's common stock in open market transactions depending on market conditions. As of September 30, 1998, the Company had repurchased 242,500 shares at prices ranging from $19.875 to $22.50 per share. In addition, subsequent to September 30, 1998 and through October 26, 1998, the Company acquired 88,000 additional shares at prices ranging from $19.9375 to $21.25.

NOTE 5 - COMMITMENTS AND CONTINGENCIES. The Company is party to certain claims and contingencies arising in the normal course of business. In the opinion of management, the Company has meritorious defenses on all such claims, or they are of such kind, are adequately covered by insurance, or involve such amounts, as would not have a materially adverse effect on the financial position or results of operations of the Company if disposed of unfavorably.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
Penske Motorsports, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Penske Motorsports, Inc. and subsidiaries (the "Company") as of September 30, 1998 and the related condensed consolidated statements of income and of cash flows for the three and nine month periods ended September 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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

October 26, 1998

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

The Company's operating results for the three months and nine months ended September 30, 1998 were impacted by scheduling changes which resulted in certain event weekends being held in different quarters in 1998 than in 1997. The number of weekend events held during the third quarter increased from three in 1997 to four in 1998 as a result of two events (a Craftsman Truck Series race at Nazareth Speedway and the NASCAR Tripleheader, a combined Busch Series - Craftsman Truck Series event, at California Speedway) being rescheduled to the third quarter, while another event (a CART race at California Speedway) was moved from the third quarter to the fourth quarter.

Revenues for the three months ended September 30, 1998 were $35.2 million, compared to revenues of $44.0 million for the three months ended September 30, 1997. Revenues decreased primarily due to the scheduling change of the California Speedway CART event, which moved from the third quarter of 1997 to the fourth quarter of 1998. The decrease in revenues was also caused by reduced attendance at the Company's July events, the US 500 CART race at Michigan Speedway and the NASCAR Tripleheader at California Speedway. These decreases were offset, in part, by increased revenues from the events moved to the third quarter and from increased revenues at the Pepsi 400 NASCAR Winston Cup event at Michigan Speedway.

The Company recorded net income of $3.5 million, or $.25 per basic share, for the three months ended September 30, 1998, compared to net income of $8.8 million, or $.63 per basic share, in 1997. This decrease resulted from the scheduling change of the California Speedway CART event, the decreased revenues at the US 500 at Michigan Speedway and the NASCAR Tripleheader at California Speedway, as well as from higher losses on the Company's equity investment and increased interest expense. These decreases were offset, in part, by increased operating results for the Pepsi 400 Winston Cup event at Michigan Speedway.

Revenues for the nine months ended September 30, 1998 were $91.4 million, compared to revenues of $95.6 million for the same period in 1997. Net income for the nine months ended September 30, 1998 was $12.8 million, or $.90 per basic share, compared to $18.3 million, or $1.33 per basic share, in 1997. These decreases were due primarily to the scheduling change of the California Speedway CART event, decreased revenues from the US 500 and the NASCAR tripleheader and lower merchandise, tires and accessories revenues due to the December 1997 sale of the licensing rights for Rusty Wallace merchandise. Net income also decreased due to the higher losses on the Company's equity investment and increased interest expense. These decreases were offset by revenues and net income from the February Winston Cup event at North Carolina Speedway, which was acquired in the last half of 1997, and by increased revenues and net income from the Company's May Winston Cup event at California Speedway and June and August Winston Cup events at Michigan Speedway.

In March 1998, the Company acquired an additional 5% equity interest in HMS for $2.85 million, in exchange for a note payable on December 31, 2001, with interest payable at 7.5%. The acquisition increased the Company's ownership of HMS to 45%.

Also in March 1998, the Company sold its interest in Grand Prix Association of Long Beach, Inc. for $5.3 million. The Company acquired this investment through a series of transactions in 1997 with a total cost of $4.2 million.

In September, 1998, the Board of Directors of the Company authorized the repurchase, from time to time and depending on market conditions, of up to $10 million of the Company's common stock in open market transactions. The September 30, 1998 balance sheet reflects 242,500 shares of common stock purchased at prices ranging from $19.875 to $22.50 per share. Subsequent to September 30, 1998 and through October 26, 1998, the Company acquired 88,000 additional shares at prices ranging from $19.9375 to $21.25.

RESULTS OF OPERATIONS
The percentage relationships between revenues and other elements of the Company's Consolidated Statements of Income for the comparative reporting periods were:

                                                         THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                            SEPTEMBER 30,                          SEPTEMBER 30,
                                                       1998                1997              1998               1997
                                                  --------------     ---------------    -------------       -------------
REVENUES:
   Speedway admissions                                  42.8 %             46.3 %             43.0 %              41.9 %
   Other speedway revenues                              33.2               30.4               35.0                30.4
   Merchandise, tires and accessories                   24.0               23.3               22.0                27.7
                                                  ----------         ----------         ----------          -----------
   TOTAL REVENUES                                      100.0              100.0              100.0               100.0
                                                  ----------         ----------         ----------          -----------

EXPENSES:
   Operating                                            42.4               33.5               39.5                32.5
   Cost of sales                                        14.6               13.7               13.4                16.1
   Depreciation and amortization                         8.2                6.4                9.1                 5.4
   Selling, general and administrative                  12.8               11.6               11.8                14.0
                                                  ----------         ----------         ----------          ----------
   TOTAL EXPENSES                                       78.0               65.2               73.8                68.0
                                                  --------------     ----------         ----------          ----------
OPERATING INCOME                                        22.0 %             34.8 %             26.2 %              32.0 %
                                                  ==========         ==========         ==========          ==========



SEASONALITY AND QUARTERLY RESULTS
Prior to 1997, the Company's weekend race events were held during the months from April to August. As a result, the Company's business has historically been highly seasonal. In 1997, in addition to the events held in April through August, the Company hosted events in June, September and October at California Speedway and in October at North Carolina Speedway. The 1998 racing schedule includes events at California Speedway in May, July and November and at North Carolina Speedway in February and November. The 1998 schedule also includes scheduling changes resulting in certain events being moved from one quarter to another. The Company expects that the addition of California Speedway and North Carolina Speedway and the investment in HMS will lessen the impact of seasonality on the Company's results of operations.

Set forth below is summary information with respect to the Company's operations ($ in thousands):


                                                                              NUMBER OF
                                                             NET INCOME        EVENT
                          QUARTER         REVENUES             (LOSS)         WEEKENDS
                          -------         --------           ----------       ---------
             1998         First              10,137           (1,648)            1
                          Second             46,087           10,892             4
                          Third              35,218            3,510             4

             1997         First               5,375           (1,511)
                          Second             46,296           10,929             5
                          Third              43,974            8,845             3
                          Fourth             14,171           (1,818)            2

             1996         First               3,642             (990)
                          Second             24,614            6,717             4
                          Third              23,962            6,499             2
                          Fourth              2,957           (1,346)


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997. Revenues - Revenues for the three months ended September 30, 1998 were $35.2 million, a decrease of $8.8 million from revenues of $44.0 million for the same period in 1997. Speedway admissions and other speedway revenues decreased $5.3 million and $1.7 million, respectively, from 1997, due primarily to the change in the scheduling of the CART event weekend at California Speedway from the third quarter in 1997 to the fourth quarter in 1998. Revenues also decreased because of lower attendance at the US 500 CART Series event at Michigan Speedway and the NASCAR Tripleheader event at California Speedway. These decreases were partially offset by the addition of two weekend events due to scheduling changes and increased revenues at the Pepsi 400 Winston Cup event at Michigan Speedway. Sales of merchandise, tires and accessories decreased from $10.3 million for the quarter ended September 30, 1997 to $8.4 million in 1998, primarily from the sale in December 1997 of the licensing rights for Rusty Wallace merchandise.

Operating Expenses - Operating expenses increased from $14.7 million for the three months ended September 30, 1997 to $14.9 million for the three months ended September 30, 1998 due to the move of two events to the third quarter of 1998, net of reduced operating expenses from the move of the California Speedway CART race to the fourth quarter. The increased operating expenses also reflect higher sanction fees as well as other miscellaneous operating expenses at its other events.

Cost of Sales - Cost of sales for the three months ended September 30, 1998 was $5.1 million, or 60.9% of merchandise, tires and accessories revenues, compared to $6.0 million, or 58.6% of those same revenues for the corresponding period of 1997. The decrease in cost of sales reflects the December 1997 sale of the licensing rights for Rusty Wallace merchandise, while cost of sales as a percentage of revenues increased due to a shift in the sales mix toward a higher concentration of tires and accessories, which have a lower margin.

Depreciation and Amortization - Depreciation and amortization expense for the three months ended September 30, 1998 was $2.9 million compared to $2.8 million for the same period in 1998.

Selling, General and Administrative - Selling, general and administrative expenses were $4.5 million for the three months ended September 30, 1998, a decrease of $.6 million from $5.1 million for the same period in 1997. This decrease resulted primarily from the move of the California Speedway CART race to the fourth quarter, net of the additional selling, general and administrative expenses from the move of two other events into the third quarter.

Operating Income - Operating income decreased 49.3%, from $15.3 million for the three months ended September 30, 1997 to $7.7 million in 1998. This decrease resulted from the scheduling change which moved the California Speedway CART event from the third quarter in 1997 to the fourth quarter in 1998, net of the impact of moving two events to the third quarter, and lower operating income from the Company's US 500 CART event at Michigan Speedway and the NASCAR Tripleheader event at California Speedway.

Equity in Losses of Affiliates - The equity in losses of affiliates reflects the Company's pro rata share of the operating results of HMS, in which the Company acquired an equity interest on July 23, 1997. The loss increased during the third quarter of 1998 due primarily to the 5% increase in the Company's ownership of HMS and because the third quarter results for 1998 include expenses for the entire period, whereas the 1997 results only include operations from the date of the acquisition.

Interest - The Company recorded interest expense for the three months ended September 30, 1998 of $.8 million, which was comparable to interest expense for the same period of 1997. Debt increased during the quarter from $48.1 million at June 30, 1998 to $65.5 million at September 30, 1998 due to capital expenditures at North Carolina Speedway and the repurchase of $5.2 million of common stock in September.

Income Tax Expense - Income tax expense is reported during the interim reporting periods on the basis of the Company's estimated annual effective tax rate for the taxable jurisdictions in which the Company operates. The effective tax rate for the three months ended September 30, 1998 was 39.2%, compared to 35.9% in 1997 primarily due to the addition of nondeductible goodwill amortization from the acquisition of North Carolina Speedway.

Net Income - Net income for the three months ended September 30, 1998 was $3.5 million, or $.25 per basic share, compared to $8.8 million, or $.63 per basic share, in 1997. This decrease resulted primarily from the scheduling change which moved the California Speedway CART race from the third quarter in 1997 to the fourth quarter in 1998, reduced operating results at the US 500 CART events at Michigan Speedway and the NASCAR Tripleheader event at California Speedway, higher losses from the Company's equity investment and increased interest expense.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997. Revenues - Revenues for the nine months ended September 30, 1998 were $91.4 million compared to $95.6 million for the same period in 1997. Speedway admissions decreased from $40.0 million to $39.3 million due to the scheduling change at California Speedway and lower attendance at the US 500 at Michigan Speedway. These declines were partially offset by the addition of the February Winston Cup event at North Carolina Speedway and by increased revenues from additional seating at Michigan Speedway, for the June and August Winston Cup events, and at California Speedway, for the May Winston Cup event. Other speedway revenues of $32.0 million for the nine months ended September 30, 1998 increased $2.9 million from $29.1 million in 1997 due to the addition of the February Winston Cup event at North Carolina Speedway and increases in sponsorship agreements, corporate hospitality and broadcast rights at the Company's other tracks, as well as from track rental income at California Speedway. Sales of merchandise, tires and accessories decreased from $26.5 million to $20.1 million primarily as a result of the December 1997 sale of the licensing rights for Rusty Wallace merchandise.

Operating Expenses - Operating expenses increased $5.2 million, from $31.0 million for the nine months ended September 30, 1997 to $36.2 million for the same period in 1998. The 1997 results did not include expenses at California Speedway until the month of June, which was when the track commenced operations. Also, expenses at North Carolina Speedway were not included in the consolidated income statement until the acquisition of a 70% ownership interest on May 19, 1997. The 1998 results include operating expenses for California Speedway and North Carolina Speedway for the entire period. The Company also had increased operating expenses at all of its speedways due primarily to higher sanction fees.

Cost of Sales - Cost of sales for the nine months ended September 30, 1998 was $12.3 million, or 60.9% of merchandise, tires and accessories revenues, compared to $15.4 million, or 58.2% of those same revenues for the corresponding period of 1997. Cost of sales decreased due to the sale of the licensing rights for Rusty Wallace merchandise, while cost of sales as a percentage of merchandise, tires and accessories revenues increased due to a shift in the sales mix toward a higher concentration of tires and accessories, which have a lower margin.

Depreciation and Amortization - Depreciation and amortization expense increased from $5.2 million for the nine months ended September 30, 1997 to $8.3 million for the nine months ended September 30, 1998 due to the inclusion of California Speedway and North Carolina Speedway for the entire period in 1998 and capital improvements at the Company's other subsidiaries.

Selling, General and Administrative - Selling, general and administrative expenses decreased $2.6 million, from $13.4 million for the nine months ended September 30, 1997 to $10.8 million in 1998. This decrease resulted primarily from the scheduling change at California Speedway, as well as from reductions in promotional expenses and other grand opening costs which were incurred at California Speedway during the 1997 season.

Operating Income - Operating income for the nine months ended September 30, 1998 was $23.9 million, compared to $30.7 million during the first nine months of 1997. This decrease resulted primarily from the scheduling change of the CART event at California Speedway from the third quarter in 1997 to the fourth quarter in 1998 and from reduced operating results at the US 500 at Michigan Speedway and the NASCAR Tripleheader at California Speedway, net of increased operating results from the Company's May Winston Cup event at California Speedway and June and August Winston Cup events at Michigan Speedway.

Equity in Losses of Affiliates - The equity in losses of affiliates reflects the Company's pro rata share of the operating results of HMS and GPLB, both of which were acquired in the third quarter of 1997. The equity in losses of affiliates increased from $.7 million in 1997 to $1.6 million in 1998 as the 1997 results only include activity from the date of the Company's investment in July.

Gain on Sale of Investment - In March 1998, the Company sold its investment in GPLB for $5.3 million. The Company acquired this investment through a series of transactions in 1997 with a total cost of $4.2 million.

Interest - Interest expense for the nine months ended September 30, 1998 was $2.5 million, compared to net interest expense of $.7 million for the nine months ended September 30, 1997. During the first part of 1997, the Company earned interest income from temporarily investing the proceeds of its March 1996 initial public offering. These funds were fully utilized during the second quarter of 1997 to pay for construction at California Speedway. The Company has borrowed on its line of credit to fund the completion of California Speedway, capital improvements, the investment in HMS, the acquisition of the minority interest in North Carolina Speedway and the stock repurchase program.

Income Tax Expense - Income tax expense is reported during the interim reporting periods on the basis of the Company's estimated annual effective tax rate for the taxable jurisdictions in which the Company operates. The effective tax rate for the nine months ended September 30, 1998 is 39.2%, compared to 37.5% in 1997 primarily due to the addition of nondeductible goodwill amortization at North Carolina Speedway.

Net Income - Net income for the nine months ended September 30, 1998 decreased from $18.3 million in 1997 to $12.8 million in 1998 primarily from the scheduling change at California Speedway, reduced operating results at the Company's US 500 event at Michigan Speedway and NASCAR Tripleheader at California Speedway, increased interest expense and the increase in the equity in losses of affiliates, partially offset by the increased operating results from the Company's Winston Cup events at California Speedway in May and at Michigan Speedway in June and August and the gain on the sale of GPLB.

LIQUIDITY AND CAPITAL RESOURCES
Historically, the Company has relied on cash flows from operating activities supplemented, as necessary, by bank borrowings to finance working capital, investments and capital expenditures. The Company used the proceeds of its initial public offering in March 1996 to repay debt and to fund construction of California Speedway.

The Company has a $100 million unsecured revolving line of credit that matures in the year 2002, of which $39.6 million was available as of September 30, 1998. The outstanding debt of $60.4 million on the line of credit resulted from expenditures for the completion of construction at California Speedway and other capital expenditures, the investment in HMS, the acquisition of North Carolina Speedway and the stock repurchase program. The remaining line of credit is available for general working capital needs and other capital expenditures. The Company is in compliance with all covenants in the loan agreement, and management believes the Company would continue to be in compliance with all material financial covenants in the loan agreement if the entire amount of available credit was outstanding.

The Company expects to make approximately $31 million in capital expenditures during 1998, consisting primarily of additional seating and other facility upgrades at its speedways, of which $27.3 million was incurred during the first nine months of 1998.

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

For the nine months ended September 30, 1998, the Company generated cash flows of $13.3 million from operating activities, a decrease from $20.1 million in 1997 primarily due to lower net income. The Company used $22.0 million in investing activities, including additions of property and equipment of $27.3 million, less the proceeds from the sale of GPLB of $5.3 million. Cash flows of $9.1 million were provided by financing activities, reflecting an increase in debt of $15.0 million, net of purchases of treasury stock of $5.2 million.

The Company believes it has sufficient resources from existing cash balances and from operating activities and, if necessary, from borrowing under its lines of credit to satisfy ongoing cash requirements for the next twelve months.

YEAR 2000
The Year 2000 problem arose because many existing computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The Company has recognized the need to ensure that its computer operations and operating systems will not be materially adversely affected by the Year 2000 problem. To that end, the Company has assessed how it may be impacted by the Year 2000 problem and is implementing plans to resolve the related issues. Most of the Company's major computer systems have already been updated or replaced with applications that are Year 2000 compliant in the normal course of business pursuant to existing service agreements and without incremental cost.

The Company is implementing a plan of communication with significant business partners to ensure that the Company's operations are not disrupted through such relationships and that any Year 2000 issues are resolved in a timely manner. Because of the nature of the Company's business, however, the Company believes that failure of the Company's vendors, sponsors or customers to resolve issues involving the Year 2000 problem will not materially affect the Company's financial position or results of operations.

The Company believes that some of its non-information technology systems, such as elevators and heating and air conditioning systems, with date-sensitive software and embedded microprocessors may be affected by the Year 2000 problem. Management is currently evaluating these systems, although the Company has not yet been able to complete its estimate of the costs of correcting or replacing such systems, it does not expect such costs to be material.

The Company believes that it will satisfactorily resolve issues affecting its operations as a result of the Year 2000 problem in 1999. The Company also believes that the related costs of compliance will not be material.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Except for the historical information contained herein, certain matters discussed in this report are forward-looking statements which involve risks and uncertainties including, but not limited to, the Company's ability to maintain good working relationships with the sanctioning bodies for its events, the ability of the Company to cost-effectively and timely correct all relevant and material applications addressing the Year 2000 problem and their impact on the Company's financial position or results of operations and the accuracy of the Company's assumption that failure of third party vendors, sponsors and customers to correct any Year 2000 problems will not be material to the Company's financial position or results of operations, as well as other risks and uncertainties affecting the Company's operations, such as competition, environmental, industry sponsorships, governmental regulation, dependence on key personnel, the Company's ability to control construction and operational costs, the impact of bad weather at the Company's events and those other factors discussed in the Company's filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 11, 1998, Thomas C. Fox, as Independent Personal Representative for the Estate of Kenneth D. Fox, filed a wrongful death lawsuit in Circuit Court for Lenawee county, State of Michigan against the Company, its subsidiary Michigan International Speedway, Inc. and the Company's majority shareholder, PSH Corp. In addition, on October 20, 1998, Mary Tautkus, as Personal Representative for the Estate of Michael T. Tautkus, filed a wrongful death lawsuit in the Circuit Court of Lenawee County, state of Michigan, against the Company, its subsidiary Michigan International Speedway, Inc., and the Company's majority shareholder, PSH Corp. The two lawsuits collectively seek compensatory and exemplary damages in excess of $10 million arising out of an accident which occurred during the July 26, 1998 U.S. 500 CART Championship Series race. During the race, three spectators were killed when they were struck by a wheel and tire from a damaged race car. Six other spectators were injured in connection with the incident. The defendants dispute the allegations.

The Company, including Michigan International Speedway, Inc. maintains insurance against liability for personal injuries sustained by spectators on the speedway premises, which the Company believes should be sufficient to protect the Company from any material potential liability resulting from the incident which occurred during the July U.S. 500 race.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           Exhibit Number and Description
           ------------------------------

(a)       15.1       Letter RE: unaudited interim financial information.

          27         Financial Data Schedules

(b)       Reports on Form 8-K

          A report on Form 8-K was filed on September 8, 1998 reporting the Company's plan to repurchase, from time to time, up to $10 million shares of the Company's common stock in open market transactions.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PENSKE MOTORSPORTS, INC.

Date:    November 13, 1998        By:    /s/ James H. Harris
                                        ---------------------------------
                                  Its:  Senior Vice President and Treasurer
                                        (Principal Financial Officer)

                               Index to Exhibits


           Exhibit Number and Description
           ------------------------------

(a)       15.1       Letter RE: unaudited interim financial information.

          27         Financial Data Schedules