Form 10-K405
period 1998-12-31
PENSKE MOTORSPORTS INC
filed 1999-03-30
CIK 1006605

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED: DECEMBER 31, 1998         COMMISSION FILE NUMBER: 0-28044

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (313) 592-8255
                                ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                             ON WHICH REGISTERED
 COMMON STOCK, PAR VALUE $0.01 PER SHARE                 NASDAQ STOCK MARKET(SM)
                                ---------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
                                ---------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. [X] YES [ ] NO.

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $208,865,521 BASED UPON THE CLOSING SALES PRICE OF THE REGISTRANT'S COMMON STOCK ON THE NASDAQ STOCK MARKET(SM) AT MARCH 25, 1999, OF $35.25 PER SHARE. AS OF MARCH 25, 1999, 13,854,998 SHARES OF REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE, WERE OUTSTANDING. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED FOR ITS 1999 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

================================================================================

                               TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
                                                PART I
Item 1.      Business ...............................................................................       1

Item 2.      Properties .............................................................................       9

Item 3.      Legal Proceedings ......................................................................       9

Item 4.      Submission of Matters to a Vote of Security Holders.....................................      11

             Supplementary Item: Executive Officers of Registrant....................................      11

                                                PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters...............      12

Item 6.      Selected Financial Data.................................................................      13

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations...      14

Item 8.      Financial Statements and Supplementary Data.............................................      20

Item 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure....................................................................      34

                                               PART III

Item 10.     Directors and Executive Officers of the Registrant......................................      34

Item 11.     Executive Compensation..................................................................      34

Item 12.     Security Ownership of Certain Beneficial Owners and Management..........................      34

Item 13.     Certain Relationships and Related Transactions..........................................      34

                                                PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................      34

Signatures.........................................................................................        37

                                     PART I

ITEM 1: BUSINESS

     Penske Motorsports, Inc. ("PMI") is a leading promoter and marketer of professional motorsports in the United States. PMI owns and operates speedways through its subsidiaries, Michigan International Speedway, Inc. ("Michigan Speedway") in Brooklyn, Michigan, Pennsylvania International Raceway, Inc. ("Nazareth Speedway") in Nazareth, Pennsylvania, California Speedway Corporation ("California Speedway") in Fontana, California, and North Carolina Speedway, Inc. ("North Carolina Speedway") in Rockingham, North Carolina. In addition, PMI owns 45% of the ownership interests of Homestead-Miami Speedway, LLC, which owns and operates the Miami-Dade Homestead Motorsports Complex in Homestead, Florida ("Homestead-Miami Speedway"). PMI also produces and markets motorsports-related merchandise such as apparel, souvenirs and collectibles through its wholly-owned subsidiary, Motorsports International Corp. ("MIC"). In addition, through its wholly-owned subsidiaries, Competition Tire West, Inc. ("Competition Tire West") and Competition Tire South, Inc. ("Competition Tire South" and, together with Competition Tire West, "Competition Tire"), PMI distributes and sells Goodyear brand racing tires in the midwest and southern regions of the United States.

     Unless the context otherwise requires, references herein to the "Company" and "PMI" mean Penske Motorsports, Inc. and its subsidiaries considered as one enterprise. "NASCAR(R)" and "Winston Cup(R)" are registered trademarks and service marks of the National Association for Stock Car Auto Racing, Inc. ("NASCAR").

    PMI, excluding Homestead-Miami Speedway, promoted a total of 19 major racing events at Michigan Speedway, Nazareth Speedway, California Speedway and North Carolina Speedway in 1998 and expects to promote a total of 19 major racing events at these speedways in 1999. Of the 1998 events, 12 were stock car races, 11 of which were sanctioned by NASCAR, 5 were Indy car races (including 2 Indy Lights Series events) sanctioned by Championship Auto Racing Teams, Inc. ("CART"), and 2 were Craftsman Truck Series races sanctioned by NASCAR. NASCAR events promoted by PMI in 1998 included 5 races associated with the Winston Cup Series, 5 races associated with the Busch Grand National Series, 1 race associated with the Winston West Series and 2 races associated with the Craftsman Truck Series. In addition, PMI expects Homestead-Miami Speedway to host two major racing event weekends in 1999. These events will include an inaugural NASCAR race associated with the Winston Cup Series coupled with the final season race associated with the NASCAR Busch Grand National Series and a FedEx Championship Series event sanctioned by CART coupled with a race associated with the NASCAR Craftsman Truck Series.

    Management believes that spectator demand for many of its Winston Cup events at its facilities will exceed existing permanent seating capacity. At December 31, 1998, permanent seating capacity, excluding infield capacity at California Speedway was 86,439, at Michigan Speedway was 111,899, at North Carolina Speedway was 60,122, at Nazareth Speedway was 44,044 and at Homestead-Miami Speedway was 45,876. In 1999, PMI expects to add approximately 13,000 grandstand seats at Michigan Speedway and approximately 25,000 grandstand seats at Homestead-Miami Speedway. PMI has received the necessary government approvals for a total capacity of 107,000 spectators at California Speedway. Also in 1998, PMI added 5,013 seats at Michigan Speedway, 15,777 seats at California Speedway and increased seating at North Carolina Speedway by 11,893.

    In addition to permanent seating capacity, California Speedway has 71 terrace suites, 55 chalets and expects to complete permanent construction of 28 skyboxes. The skyboxes will each accommodate between 30 and 49 guests. Michigan Speedway has 37 suites, 40 chalets and 2 grandstand pavilions for corporate hospitality and a concourse to accommodate up to 10,000 additional spectators. North Carolina Speedway has 34 suites and 28 chalets. Nazareth Speedway has 39 hospitality chalets and additional space for large corporate gatherings which can accommodate up to 5,000 people. Nazareth Speedway is also adding six temporary corporate suites for the 1999 season. Homestead-Miami Speedway has 30 terrace suites, 20 skybox lounges and 30 chalets.

COMPANY STRATEGY

    The Company's strategy is to continue to increase revenue and profitability by hosting premier weekend events, expanding its existing seating capacity and otherwise improving its facilities, increasing its sales of racing-related merchandise and pursuing opportunities to expand into other markets. The key elements of this strategy are as follows:

    - Hosting Premier Weekend Events. The Company plans its racing events, and designs and maintains its facilities, to create an environment which maximizes the spectators' entertainment experience. Management believes that associating supporting race events with a Winston Cup event sanctioned by NASCAR or FedEx Championship Series event sanctioned by CART helps to increase overall weekend attendance at the Company's facilities, in part by attracting spectators traveling longer distances, and makes the overall experience more satisfying. For example, in 1998, the Company hosted a race sanctioned by the Automobile Racing Club of America ("ARCA") on the Saturday preceding the Miller 400, which is a Winston Cup event, and an Indy Lights event sanctioned by CART on the Saturday preceding the Marlboro 500, which is a CART-sanctioned event. As a result of this strategy, the Company generated virtually all of its 1998 speedway revenue in 11 weekends.

        To maximize the spectators' entertainment experience, the Company designs and maintains its facilities to maximize the comfort, view and amenities offered to the spectators. To that end, upon acquiring Michigan Speedway in 1973, management embarked upon a series of capital improvements, including the construction of additional permanent grandstand seating, new hospitality suites, improvements to the concession stands and innovative corporate entertainment facilities. At Michigan Speedway, most spectators can see the entire track from the grandstands due to the banking of the track and the absence of obstruction in the infield. Following the purchase of Nazareth Speedway in 1986, PMI implemented a similar strategy by converting Nazareth Speedway from a dirt track to a one-mile asphalt speedway and constructing grandstands and corporate entertainment facilities. In addition, in 1996 PMI constructed new concession and restroom facilities at Michigan Speedway and Nazareth Speedway to increase the comfort of race spectators and also replaced the seating in the main grandstands at Nazareth Speedway. Capitalizing on its successful experience at Michigan Speedway and Nazareth Speedway, PMI designed the California Speedway with state-of-the-art seating, concessions and amenities. Upon completion of its acquisition of North Carolina Speedway in 1997, PMI improved the grandstand seating by repainting and sealing the tiered cement bleachers and adding aluminum seats with backs on the front stretch, improved landscaping and cleared additional property to increase camping and parking availability. Prior to the November 1998 event at North Carolina Speedway, a state-of-the-art 28,000 seat grandstand was constructed on the backstretch, resulting in a net increase of 11,893 seats.

        Expanding corporate entertainment at racing events also offers the opportunity for increased revenue. PMI improved its corporate entertainment facilities by expanding its corporate concourses, and expanded and upgraded the chalet village at Michigan Speedway for the 1997 season.

        No speedway currently promotes more than two Winston Cup races per year. In 1999, PMI will promote two Winston Cup events at Michigan Speedway, one Winston Cup event at the California Speedway and two Winston Cup events at North Carolina Speedway. In addition, PMI will promote one CART FedEx Championship Series event at each of Michigan Speedway, California Speedway and Nazareth Speedway in 1999. Homestead-Miami Speedway will also have one Winston Cup event and one CART FedEx Championship Series event. Management of the Company intends to seek additional racing events for its facilities, where appropriate.

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

    - Continued Expansion of California Speedway, Michigan Speedway, North Carolina Speedway, Nazareth Speedway and Homestead-Miami Speedway. Since the acquisition of Michigan Speedway and Nazareth Speedway, PMI has constructed more than 109,000 grandstand seats at the two facilities. Management believes that spectator demand for many of its Winston Cup events at its facilities exceeds the Company's existing permanent grandstand seating capacity and plans to continue to expand by adding permanent grandstand seating at Michigan Speedway and luxury suites at California Speedway. Prior to and during the 1998 season, PMI added 5,013 grandstand seats at Michigan Speedway, added 15,777 grandstand seats at California Speedway and 11,893 grandstand seats at North Carolina Speedway. Prior to the commencement of the 1999 racing season, PMI expects to add approximately 13,000 grandstand seats at Michigan Speedway and six temporary corporate suites at Nazareth Speedway. In addition, prior to the November Winston Cup race at Homestead-Miami Speedway, PMI expects approximately 25,000 grandstand seats to be added. PMI will also add 28 skyboxes at California Speedway prior to the October race weekend which includes the FedEx Championship Series sanctioned by CART. Each suite will accommodate between 30 and 49 guests.

    - Pursuing Expansion Opportunities. The Company intends to consider expansion opportunities as they become available, including growth by acquisition. For example, in 1997 the Company acquired all of the issued and outstanding common stock of North Carolina Speedway (of which it owned approximately five percent at the beginning of 1997) and, in 1997 and 1998, acquired 45% of the ownership interests of Homestead-Miami Speedway. During 1998, PMI continued to explore the possible construction of a new venue for motorsports near Denver, Colorado.

EVENTS AND FACILITIES

Events

    PMI's operations in 1998 consisted principally of promoting racing and related events at its Michigan Speedway, Nazareth Speedway, California Speedway, North Carolina Speedway, and Homestead-Miami Speedway.

    PMI's 1999 scheduled racing events at all of its facilities are as follows:


     DATE                           RACE                                  CIRCUIT                   FACILITY
     ----                           ----                                  -------                   --------

FEBRUARY 20            ALLTEL 200                              NASCAR BUSCH  SERIES GRAND   NORTH CAROLINA SPEEDWAY
                                                               NATIONAL DIVISION

FEBRUARY 21            DURA-LUBE/BIG KMART 400                 NASCAR WINSTON CUP SERIES    NORTH CAROLINA SPEEDWAY

MARCH 20               FLORIDA DODGE DEALERS 400               NASCAR CRAFTSMAN TRUCK       HOMESTEAD-MIAMI SPEEDWAY
                                                               SERIES

MARCH 21               DAYTONA TIRE CHALLENGE                  CART PPG DAYTON INDY LIGHTS  HOMESTEAD-MIAMI SPEEDWAY

MARCH 21               MARLBORO GRAND PRIX OF MIAMI            CART FEDEX CHAMPIONSHIP      HOMESTEAD-MIAMI SPEEDWAY
                       PRESENTED BY TOYOTA                     SERIES

MAY 1                  WINSTON WEST 200                        NASCAR WINSTON WEST SERIES   CALIFORNIA SPEEDWAY

MAY 1                  PPG-TOYOTA ATLANTIC EVENT               KOOL/TOYOTA ATLANTIC SERIES  NAZARETH SPEEDWAY

MAY 1                  AUTO CLUB 300                           NASCAR BUSCH SERIES GRAND    CALIFORNIA SPEEDWAY
                                                               NATIONAL DIVISION

MAY 2                  INDY LIGHTS 100                         CART PPG DAYTON INDY LIGHTS  NAZARETH SPEEDWAY


     DATE                           RACE                                  CIRCUIT                   FACILITY
     ----                           ----                                  -------                   --------
MAY 2                  BOSCH SPARK PLUG GRAND PRIX PRESENTED   CART FEDEX CHAMPIONSHIP      NAZARETH SPEEDWAY
                       BY TOYOTA                               SERIES

MAY 2                  CALIFORNIA 500 PRESENTED BY NAPA        NASCAR  WINSTON CUP SERIES   CALIFORNIA SPEEDWAY

MAY 23                 PENNSYLVANIA 100                        NASCAR MODIFIED TOUR         NAZARETH SPEEDWAY
                                                               FEATHERLITE SERIES

MAY 23                 FIRST UNION 200                         NASCAR BUSCH SERIES GRAND    NAZARETH SPEEDWAY
                                                               NATIONAL DIVISION

JUNE 11                INTERNATIONAL RACE OF CHAMPIONS,        IROC                         MICHIGAN SPEEDWAY
                       RACE 3

JUNE 12                MICHIGAN ARCA 200                       ARCA SERIES                  MICHIGAN SPEEDWAY

JUNE 13                KMART 400                               NASCAR WINSTON CUP SERIES    MICHIGAN SPEEDWAY

JULY 17                USAC 100                                USAC COORS LIGHT SILVER      NAZARETH SPEEDWAY
                                                               BULLET SERIES

JULY 18                THE BURNHAM BOILERS 100                 NASCAR BUSCH NORTH SERIES    NAZARETH SPEEDWAY

JULY 18                NAPA AUTOCARE 200                       NASCAR CRAFTSMAN TRUCK       NAZARETH SPEEDWAY
                                                               SERIES

JULY 24                MICHIGAN 200                            NASCAR CRAFTSMAN TRUCK       MICHIGAN SPEEDWAY
                                                               SERIES

JULY 24                THE DETROIT NEWS 100                    PPG DAYTON INDY LIGHTS       MICHIGAN SPEEDWAY

JULY 25                US 500 PRESENTED BY TOYOTA              CART FEDEX CHAMPIONSHIP      MICHIGAN SPEEDWAY
                                                               SERIES

AUGUST 21              MICHIGAN 200                            NASCAR BUSCH SERIES GRAND    MICHIGAN SPEEDWAY
                                                               NATIONAL DIVISION

AUGUST 22              PEPSI 400                               NASCAR WINSTON CUP SERIES    MICHIGAN SPEEDWAY

SEPTEMBER 26           SPORTS CAR EXTRAVAGANZA                 USRRC/FIA/GT                 HOMESTEAD-MIAMI SPEEDWAY

OCTOBER 23             GENERAL MILLS 200                       NASCAR BUSCH SERIES GRAND    NORTH CAROLINA SPEEDWAY
                                                               NATIONAL DIVISION

OCTOBER 24             POP SECRET MICROWAVE POPCORN 400        NASCAR WINSTON CUP SERIES    NORTH CAROLINA SPEEDWAY

OCTOBER 30             CRAFTSMAN TRUCK 200                     NASCAR CRAFTSMAN TRUCK       CALIFORNIA SPEEDWAY
                                                               SERIES

OCTOBER 31             PPG - DAYTON INDY LIGHTS 100            CART PPG DAYTON INDY LIGHTS  CALIFORNIA SPEEDWAY
                       PRESENTED BY LOS ANGELES TIMES

OCTOBER 31             MARLBORO 500 PRESENTED BY TOYOTA        CART FEDEX CHAMPIONSHIP      CALIFORNIA SPEEDWAY
                                                               SERIES

NOVEMBER 13            MIAMI 300                               NASCAR BUSCH SERIES GRAND    HOMESTEAD-MIAMI SPEEDWAY
                                                               NATIONAL DIVISION

NOVEMBER 14            PENNZOIL 400                            NASCAR WINSTON CUP SERIES    HOMESTEAD-MIAMI SPEEDWAY

    NASCAR grants sanctioning agreements on an annual basis for the next succeeding year, while CART grants multiple year sanctioning agreements. Each CART FedEx Championship Series race at PMI's facilities is scheduled through 2001, other than Homestead-Miami Speedway, which is scheduled through the year 2000. At Michigan Speedway, the Company has hosted two Winston Cup races annually since 1973 and North Carolina Speedway has hosted two Winston Cup races annually since 1966. In addition, the Company has hosted at least one CART FedEx Championship Series event annually since 1979.

Facilities

    MICHIGAN SPEEDWAY. Michigan Speedway is located in Brooklyn, Michigan, approximately 70 miles southwest of Detroit and 18 miles southeast of Jackson. Michigan Speedway has 111,899 grandstand seats, 37 suites, a chalet village containing 40 hospitality chalets, 2 grandstand pavilions and a concourse to accommodate up to 10,000 spectators. In 1998, PMI added 5,013 grandstand seats.

    The speedway and all adjacent parking areas consist of approximately 1,000 acres, all of which is owned by PMI. Michigan Speedway is a premier superspeedway with a full view of the track from most of the grandstand seats. Michigan Speedway is the home of the fastest 500 mile auto race (the 1990 Marlboro 500 at an average winning speed of 189.727 mph) and, prior to 1997, was the home of the world Indy car speed record (Jimmy Vassar's 234.665 mph qualifying lap at the 1996 Marlboro 500), which record was broken in 1997 at California Speedway. Michigan Speedway is a two-mile, tri-oval with 18 degree banking in the corners, 12 degrees on the front straightaway and five degrees on the back straightaway. The track is 73 feet wide with a 10-foot apron in the turns and 45 feet wide with a 12-foot apron on the straightaways. The backstretch is 2,242 feet in length. The pit road is 2,299 feet long, 50 feet wide and contains space for 44 individual pit areas. The free parking areas can accommodate 50,000 cars. The Michigan Speedway oval was resurfaced in the spring of 1994. PMI acquired Michigan Speedway in 1973.

    NAZARETH SPEEDWAY. Nazareth Speedway is located in Pennsylvania's Lehigh Valley, approximately 12 miles from Allentown, 50 miles from Philadelphia and 80 miles from New York City. Nazareth Speedway sits on approximately 110 acres and on race days uses more than 230 acres of land, some of which is leased. Nazareth Speedway has permanent seating capacity of 44,044 and is adding six temporary corporate suites for the 1999 season. The track is a one-mile speedway. Turn one is banked three degrees, turn two is banked four degrees and turns three and four are banked six degrees. The track width varies from 50 feet on the front stretch to 60 feet on the back stretch. Nazareth Speedway has an elevation change of 34 feet. An 18-foot wide warm up lane encompassing the entire inside of the track provides a racing surface for drivers, traveling slower than race speeds, to warm up their engines and tires without interfering with faster cars. PMI acquired Nazareth Speedway in 1986.

    NORTH CAROLINA SPEEDWAY. North Carolina Speedway is located in Rockingham, North Carolina, approximately 90 miles south of Raleigh, North Carolina. North Carolina Speedway, which was formed and began operations in 1965, has 60,122 reserved grandstand seats and 34 suites with seating for 1,990 guests and 28 corporate chalets.

    The speedway consists of approximately 248 acres, all of which are owned by North Carolina Speedway, and the speedway leases an additional 52 acres for parking on race days. North Carolina Speedway is a one mile oval with 22 to 25 degree banking in the turns and 8 degree banking on the front and back straightaways. The track is 55 feet wide with a 50-foot apron on the turns and 50 feet wide with a 20-foot apron on the straightaways. The backstretch is 1,367 feet in length. The front pit road is 1,013 feet long, 25 feet wide and contains space for 31 individual pit areas. The back pit road is 841 feet long, 15 feet wide and contains space for 22 individual pit areas. The oval was resurfaced in 1994. In 1999, PMI is considering expanding the chalet village, doubling the corporate hospitality area and building a new souvenir vendor row. PMI acquired North Carolina Speedway in 1997.

    CALIFORNIA SPEEDWAY. California Speedway is located on approximately 529 acres, 40 miles east of Los Angeles in San Bernadino county and consists of a two-mile, tri-oval track banked in a fashion similar to the Michigan Speedway facility. In 1997, California Speedway became the home of the world CART Champ car speed record (Mauricio Gugelmin's 240.942 mph qualifying lap at the 1997 Marlboro 500 Presented by Toyota) surpassing the previous record held at PMI's Michigan Speedway. California Speedway has 86,439 grandstand seats. PMI has received the necessary governmental approvals for a total capacity of 107,000 spectators. In addition to its grandstand seats, California Speedway has 71 terrace suites and 55 chalets.

    In 1999 after the May Winston Cup Series event, PMI intends to add 28 skyboxes on top of the main grandstands along the start/finish line. The skyboxes will each accommodate between 30 and 49 people. The construction will also include two additional elevators, providing access to the skyboxes and the main grandstand.

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

    OTHER FACILITIES. During 1997, the Company established its presence in South Florida through its investment in Homestead-Miami Speedway. In July of 1997, the Company invested $11.8 million (plus related acquisition costs) for a 40% interest in Homestead-Miami Speedway. In March, 1998, PMI increased its interest in Homestead-Miami Speedway to 45% by purchasing an additional 5% of Homestead-Miami Speedway for $2.85 million payable on December 31, 2001. During the year, the Company continued to explore a new venue for motorsports in Denver, Colorado. In 1997, the Company acquired approximately 7.3% of the outstanding common stock of Grand Prix of Long Beach, Inc. ("GPLB") all of which stock was sold by the Company in March 1998.

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

COMPETITION

    Racing events compete not only with other sports and other recreational events scheduled on the same dates, but with other racing events sanctioned by various racing bodies such as NASCAR, CART, the United States Auto Club ("USAC"), the National Hot Rod Association ("NHRA"), Sports Car Club of America ("SCCA"), ARCA, the Indy Racing League ("IRL"), Federation Internationale De L'Automobile ("FIA") and others. Racing events sanctioned by different organizations are often held on the same dates at separate tracks, in competition with the NASCAR and CART event dates. In addition, motorsports facilities compete with one another for the patronage of motor racing spectators, with other track owners and with other sports and entertainment businesses, many of which have resources that exceed those of the Company. The quality of the competition, type of racing event, caliber of events, sight lines, ticket pricing, location and customer conveniences, among others, distinguish the motorsports facilities.

    MIC's principal competitors include other authorized (as well as unauthorized) distributors and retailers of Penske Racing merchandise and merchandise relating to its drivers, as well as merchandise relating to other drivers. Competition Tire's principal competitors are distributors and retailers of racing tires manufactured by companies other than Goodyear, such as Hoosier and Firestone.

EMPLOYEES

    As of December 31, 1998, the Company had 175 full-time and part-time employees. The Company engages a small number of temporary employees to assist during the racing season and a large number of temporary personnel to assist during periods of peak attendance at its events. For example, Michigan Speedway may engage up to 7,000 persons for a race weekend at Michigan Speedway, some of whom are volunteers. None of PMI's employees are represented by a labor union. Management believes that PMI enjoys a good relationship with its employees.

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

REGULATION

    The motorsports industry generates significant recurring revenue from the promotion, sponsorship, and advertising of various companies and their products. Actual or proposed government regulation can adversely impact the availability to motorsports of this promotion, sponsorship and advertising revenue. Advertising by the tobacco and alcoholic beverage industries is generally subject to greater governmental regulation than advertising by other sponsors of the Company's events. Since August of 1996, there have been several thus far unsuccessful governmental regulatory attempts to impose restrictions on the advertising and promotion of cigarettes and smokeless tobacco, including sponsorship of motorsports activities. These regulatory efforts, if successfully implemented, would have prohibited the present practice of tobacco brand name sponsorship of, or identification with, motorsports events, entries and teams. At this point the ultimate outcome of these or future government regulatory and legislative efforts to regulate the advertising and promotion of cigarettes and smokeless tobacco is uncertain and the impact, if any, on the motorsports industry is unclear. Recently, major United States companies engaged in the manufacture of cigarettes and smokeless tobacco (collectively the "tobacco industry") entered into various agreements with the Attorneys General of all 50 states to settle certain state initiated litigation against the tobacco industry. These settlement agreements will, among other things, place restrictions upon the sponsorship and advertising of motorsports activities by the tobacco industry. The actual impact of these settlement agreements upon the Company's future revenues has not yet been determined. Even more recently, the executive branch of the United States government has publicly stated its intention to initiate certain litigation against the tobacco industry which would be similar to that initiated by the states which was recently settled. The exact parameters of the proposed litigation and the impact, if any, of this proposed litigation upon the Company's future revenues is presently unclear.

    The Company is not aware of any proposed governmental regulation which would materially limit the availability to motorsports of promotion, sponsorship, or advertising revenue from the alcoholic beverage industry.

    The combined advertising and sponsorship revenue from the tobacco and alcoholic beverage industries accounted for less than 2% of the Company's total revenues in 1997 and 1998. In addition, the tobacco and alcoholic beverage industries provide financial support to the motorsports industry through, among other things, their purchase of advertising time, their sponsorship of racing teams and their sponsorship of racing series such as NASCAR's Winston Cup Series and Busch Series Grand National Division.

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

ITEM 2: PROPERTIES

    The following table sets forth the location, track name, approximate acreage and track length for each of the Company's speedway facilities.

                                                                               APPROXIMATE     LENGTH OF
LOCATION                                    TRACK NAME                          ACREAGE*         TRACK
--------                                    ----------                          --------         -----
Brooklyn, Michigan                          Michigan Speedway                     1,000         2 miles
Nazareth, Pennsylvania                      Nazareth Speedway                      230           1 mile
Rockingham, North Carolina                  North Carolina Speedway                300           1 mile
Fontana, California                         California Speedway                    529          2 miles
Homestead, Florida**                        Homestead-Miami Speedway**             344         1.5 miles
----------


 * The Company owns all of the acreage listed in the table except for 120 acres of property located near Nazareth Speedway which is leased from others to supply additional parking space and 52 acres of property located near North Carolina Speedway which is leased from others to supply additional parking space. In addition, all of the acreage with respect to the Homestead-Miami Speedway is leased from the City of Homestead, Florida.

** PMI owns 45% of the outstanding ownership interests in Homestead-Miami
   Speedway.

     Additional information concerning the Company's facilities is set forth in "Item 1: Business", under the caption "Events and Facilities -- Facilities."

ITEM 3: LEGAL PROCEEDINGS

    In March 1997, two purported class action companion lawsuits were filed in the United States District Court, Northern District of Georgia ("Georgia Cases"), against approximately 28 businesses, including PMI and MIC, many of which are involved in the sale of souvenirs and merchandise at NASCAR Winston Cup races. The lawsuits allege, in substance, that the defendants unlawfully conspired to fix the prices of souvenirs and merchandise at these races in violation of federal antitrust laws, for which the plaintiffs are seeking treble damages. In March 1998, the plaintiffs agreed to dismiss PMI from the lawsuit without prejudice, although PMI's subsidiary MIC continues as a defendant. Discovery is now complete, and the Court has recently heard argument on Plaintiff's motion for class certification. The Company disputes the claims and expects to vigorously defend itself. The lawsuit does not state the amount of damages being sought by the claimants.

    In August 1997, a purported class action was commenced against North Carolina Speedway in the U.S. District Court for the Middle District of North Carolina at Greensboro seeking treble damages under the United States and North Carolina anti-trust laws. The suit alleged, in substance, that North Carolina Speedway conspired with various persons to fix the prices of souvenirs sold at the track during the Winston Cup and Busch Series Grand National Division stock car races from 1988 until January 1997. The suit was consolidated for pre-trial purposes with the Georgia Cases. In January 1998, the suit against North Carolina Speedway was dismissed for failure on the part of the plaintiffs to timely file a motion seeking class certification and for statute of limitation reasons. The plaintiffs have appealed this decision to the United States Court of Appeals for the Eleventh Circuit.

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

    On November 12, 1997, the defendants' Motion to Dismiss Mr. Smith's lawsuit was granted, and Mr. Smith's Motion for a preliminary injunction to enjoin the Merger was denied. Mr. Smith then petitioned the North Carolina Court of Appeals to stay the Merger pending his appeal. The Appeals Court denied Mr. Smith's stay, and the Merger was completed on December 2, 1997. Mr. Smith then appealed the dismissal and the denial of the preliminary injunction to the North Carolina Court of Appeals. In January, 1998, the Appeals Court affirmed the trial court's motion to dismiss and denial of a preliminary injunction. Mr. Smith has petitioned to North Carolina Supreme Court for a review of the Appeals Court's decision and continues to seek injunctive or other equitable relief concerning completion of the Merger.

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

    An adverse decision by the North Carolina Supreme Court with respect to Mr. Smith's appeal or the dissenters proceeding could materially increase the purchase price paid for North Carolina Speedway by PMI.

    In September 1998, Thomas C. Fox, as Independent Personal Representative of the Estate of Kenneth D. Fox, filed a wrongful death lawsuit in Circuit Court for Lenawee County, State of Michigan against the Company, its subsidiary Michigan Speedway, and the Company's majority shareholder, PSH Corp. In addition, in October 1998, Mary Tautkus, as Personal Representative for the Estate of Michael T. Tautkus, filed a wrongful death lawsuit in the Circuit Court of Lenawee County, State of Michigan, against the Company, its subsidiary Michigan Speedway and the Company's majority shareholder, PSH Corp. The two lawsuits collectively seek damages in excess of $10 million arising out of an accident which occurred during the July 26, 1998 U.S. 500 CART Championship Series race. The Company's majority shareholder, PSH Corp., was dismissed from the lawsuits, in the fourth quarter of 1998.

    In addition, in December 1998, Gerald Bramer, Richard Stevens Bramer, and Richard Bramer, II filed a lawsuit in Circuit Court for Lenawee County, State of Michigan, against the Company and Michigan Speedway seeking damages for injuries allegedly received in connection with the accident at the July 1998 U.S. 500 race. The Company denies the allegations and will vigorously defend itself. Four other spectators have asserted potential claims but have not filed litigation.

    The Company, including Michigan Speedway, maintains insurance against liability for personal injuries sustained by spectators on the speedway premises, which the Company believes should be sufficient to protect the Company from any material potential liability resulting from the incident which occurred during the July U.S. 500 race.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of 1998, no matters were submitted to a vote of security holders.

SUPPLEMENTARY ITEM: EXECUTIVE OFFICERS OF MANAGEMENT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(B) OF REGULATION S-K).


                   NAME                      AGE                POSITION(S)
                   ----                      ---                -----------

Scott Atherton........................        39      President, California Speedway
James H. Harris.......................        47      Senior Vice President and Treasurer
Gene Haskett..........................        55      Executive Vice President
Robert H. Kurnick, Jr.................        37      Senior Vice President, General Counsel
                                                      and Secretary
Gregory W. Penske.....................        36      President and Chief Executive Officer
Les Richter...........................        68      Executive Vice President


     Scott Atherton has been the President and General Manager of California Speedway since January 1999. Prior to 1999, Mr. Atherton was the Executive Vice President and General Manager of Nazareth Speedway since September 1997. Mr. Atherton served as General Manager of Laguna Seca Raceway from 1993 until 1997.

     James H. Harris has been Senior Vice President and Treasurer of PMI since January 1996 and, prior thereto, served as Controller of PMI. Mr. Harris was the Controller for Penske Corporation from 1990 until 1997 and currently serves as Vice President -- Finance of Penske Corporation.

     Gene Haskett has been Executive Vice President of PMI since January 1996 and, prior thereto, was a Vice President of PMI. Mr. Haskett is the President of Michigan Speedway. Prior to January 1996, he served as Vice President and General Manager of Michigan Speedway and has served in such capacity since 1987. Mr. Haskett also served as Vice President and General Manager of Indy Car Grand Prix, Inc. from 1985 until 1993.

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

     Gregory W. Penske has been a director of the Company since its formation and President and Chief Executive Officer since July 1, 1997. Prior to July 1, 1997, Mr. Penske served as an Executive Vice President of the Company since February 1996. In addition, Mr. Penske served as President of the California Speedway Corporation since January 1997 to January, 1999. Mr. Penske is also the President of Penske Automotive Group, Inc., which owns and operates six automobile dealerships in Southern California, and has served in that position since December 1993. From July 1992 to the present, Mr. Penske served as the President of D. Longo, Inc. which owns and operates a Toyota dealership in El Monte, California and is a subsidiary of Penske Automotive Group, Inc. Gregory
W. Penske is the son of Roger S. Penske.

     Les Richter has been Executive Vice President of PMI since January 1996. Mr. Richter has served as Chairman of the Board of the International Race of Champions, Inc. since 1988 and from 1992 to 1996 Mr. Richter served as Senior Vice President -- Operations of NASCAR.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    The common stock of PMI, $.01 per share (the "Common Stock"), is currently traded on the Nasdaq Stock Market(SM) ("Nasdaq") under the symbol "SPWY". As of March 15, 1999, 13,854,998 shares of Common Stock were outstanding and there were approximately 10,661 record holders of Common Stock.

    The following table sets forth the high and low closing sales prices for the Company's Common Stock, as reported by Nasdaq for each calendar quarter during the periods indicated:

                                                    1998                    1997
                                          ------------------------- -----------------------
        QUARTER ENDED                         HIGH         LOW        HIGH         LOW
                                              ----         ----       ----        ----
First Quarter (March 31)........              33         24 3/4       32          25
Second Quarter (June 30)........            34 3/4       28 3/4     33 3/4      27 1/4
Third Quarter (September 30)....              34         16 7/8     35 3/4      32 1/8
Fourth Quarter (December 31)....            28 5/8       19 1/2     34 3/8      24 3/8

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

ITEM 6: SELECTED FINANCIAL DATA

                    PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                 YEAR ENDED DECEMBER 31,
($ in thousands, except per share data)                      1998             1997            1996           1995            1994
                                                             ----             ----            ----           ----            ----
STATEMENT OF INCOME:
     TOTAL REVENUES                                        $116,858         $109,816        $ 55,175       $ 42,005        $ 40,518

     EXPENSES
        Operating expenses                                   46,151           40,399          18,067         14,060          13,322
        Cost of sales                                        13,972           16,954          12,834          9,672          10,169
        Depreciation and amortization                        11,189            7,212           3,167          2,563           2,018
        Selling, general and administrative                  14,465           16,379           6,185          4,631           4,632
                                                           --------          -------        --------       --------        --------

          Operating income                                   31,081           28,872          14,922         11,079          10,377

          Income before taxes                                27,284           26,454          16,872         10,184           9,372

NET INCOME                                                 $ 16,587         $ 16,445        $ 10,880       $  6,774        $  6,340
                                                           ========         ========        ========       ========        ========

Basic net income per share                                 $   1.17          $  1.19
                                                           ========          =======
Pro forma basic net income per share                                                        $   0.90         $ 0.84
                                                                                            ========         ======
Diluted net income per share                                $  1.17          $  1.19
                                                           ========          =======
Pro forma Diluted net income per share                                                        $ 0.90         $ 0.84
                                                                                             =======         ======

Weighted average shares outstanding                      14,117,993      13, 810,570
                                                         ==========      ===========
Pro forma weighted average shares outstanding                                             12,128,920      8,077,245
                                                                                          ==========      =========

BALANCE SHEET DATA:
     Total assets                                          $310,534         $291,772        $183,997        $73,255        $ 34,510
     Total debt                                              61,954           48,295           5,563            350          12,515
     Total stockholders' equity                             199,746          190,694         145,402         45,812          10,187

SELECTED OPERATING DATA:
     Operating margin                                          26.6%            26.3%           27.0%          26.4%           25.6%

     Number of seats
        Michigan Speedway                                   111,899          106,775          98,276         88,141          77,991
        Nazareth Speedway                                    46,288           46,288          35,654         30,534          30,534
        California Speedway                                  86,439           70,644
        North Carolina Speedway                              60,122           50,219

     Total attendance                                     1,248,096        1,083,206         599,480        518,396         448,168

     Number of events
        Winston Cup                                               5                4               2              2               2
        CART                                                      3                3               2              2               2
        Other                                                    11               10               5              4               5

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company is a leading promoter and marketer of professional motorsports in the United States. The Company owns and operates speedways through its subsidiaries Michigan Speedway in Brooklyn, Michigan, Nazareth Speedway in Nazareth, Pennsylvania, California Speedway in Fontana, California and North Carolina Speedway in Rockingham, North Carolina. The Company also owns 45% of the ownership interests of Homestead-Miami Speedway, which operates Miami-Dade Homestead Motorsports Complex in Homestead, Florida. In addition, the Company sells motorsports-related merchandise such as apparel, souvenirs and collectibles through its subsidiary MIC and Goodyear brand racing tires and accessories through its subsidiaries Competition Tire West, Inc. and Competition Tire South, Inc. in the midwest and southeastern regions of the United States.

    The Company classifies its revenues as speedway admissions, other speedway revenues, and merchandise, tires and accessories revenues. Speedway admissions include ticket sales for racing events held at the Company's wholly-owned speedways. Other speedway revenues include revenues from concession sales, corporate hospitality and sponsorship, broadcast rights, billboard and program advertising and other promotional activities. Speedway admissions and other speedway revenues are generally collected in advance and recorded as deferred revenues until the completion of the related event. Merchandise, tires and accessories revenues include sales of motorsports-related merchandise and revenues from showcar appearance fees by MIC and sales of racing tires and accessories by Competition Tire West and Competition Tire South. Revenues from sales of merchandise, tires and accessories are recorded as income at the time of the sale.

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

    Revenues for the year ended December 31, 1998 were $116.9 million, compared to $109.8 million and $55.2 million, respectively, for the years ended December 31, 1997 and 1996. The increase in revenues resulted primarily from additional seating at California Speedway, Michigan Speedway and North Carolina Speedway, as well as the inclusion in the Company's financial statements of an additional event during 1998 at North Carolina Speedway, offset partially by a reduction in merchandise, tires and accessories revenues from the December 1997 sale by MIC of the licensing rights for Rusty Wallace merchandise.

    Net income for the year ended December 31, 1998 was $16.6 million, or $1.17 per share, compared to $16.4 million, or $1.19 per share, and $10.9 million, or $.90 per share, for the years ended December 31, 1997 and 1996, respectively. Net income increased due to the increase in revenues, reduced selling, general and administrative expenses and the gain on the sale of the Company's investment in Grand Prix Association of Long Beach, Inc. ("GPLB"), net of additional costs associated with a full year of operations at California Speedway and North Carolina Speedway, an increase in the equity in loss of affiliates and higher interest expense.

    During 1997, the Company acquired the outstanding shares of North Carolina Speedway through two transactions. On May 19, 1997, the Company purchased the shares of North Carolina Speedway held by its former majority shareholder in exchange for 906,542 shares of the Company's stock. On December 2, 1997, the shareholders of North Carolina Speedway approved a merger with the Company, whereby shareholders were offered cash of $19.61 per share or an equivalent amount of the Company's stock. In connection with the merger, 60,558 shares of the Company's common stock were issued. The merger was completed on December 2, 1997.

    Certain North Carolina Speedway shareholders dissented to the merger of the Company and North Carolina Speedway. These shareholders were paid $16.77 per share, the median fair value of North Carolina Speedway shares as determined by an independent investment banking firm retained by North Carolina Speedway to evaluate the Company's merger offer. These dissenters have requested additional compensation and, if they are successful in court, the cost of the North Carolina Speedway acquisition would increase.

    In July 1997, the Company acquired 40% of Homestead-Miami Speedway for $11.8 million. The Company acquired an additional 5% of the ownership interests of Homestead-Miami Speedway in March 1998 for $2.85 million, payable on December 31, 2001 with interest at 7.5% per annum. Homestead-Miami Speedway operates Miami-Dade Homestead Motorsports Complex, a 1.5-mile oval speedway in Homestead, Florida. The Company has joint right of first refusal agreements with the other investors on the remaining ownership interests of Homestead-Miami Speedway. This investment is accounted for using the equity method.

    In March 1998, the Company sold its equity interest in GPLB for $5.3 million. This investment was acquired in a series of transactions in 1997 with a total cost of $4.2 million.

    The Company does not believe that its financial performance has been materially affected by inflation and has been able to mitigate the effects of inflation without adversely affecting attendance.

SEASONALITY AND QUARTERLY RESULTS

    The Company's weekend events usually include one premier Sunday event, such as a NASCAR Winston Cup Series, NASCAR Busch Series Grand National Division or CART FedEx Championship Series event, coupled with a Saturday supporting event. The Company believes that combining races creates a more attractive weekend racing experience than an isolated race event.

    Prior to 1997, the Company's weekend events were held between April and August. As a result, the Company's business was highly seasonal. During 1997 and 1998, the Company added first and fourth quarter events through the addition of California Speedway, which commenced operations in June 1997, and North Carolina Speedway, which was acquired in 1997. In addition, Homestead-Miami Speedway annually hosts a CART FedEx Championship Series event in the first quarter and will host a NASCAR Winston Cup Series event in the fourth quarter beginning in 1999. These additional events will help reduce the impact of seasonality on the Company's results of operations.

    Set forth below is certain summary information with respect to the Company's operations for the most recent eight quarters. The fluctuation between years in the third and fourth quarters resulted primarily from a scheduling change at California Speedway for the CART FedEx Championship Series event.


                                        1998                                                 1997
                   ------------------------------------------------     -----------------------------------------------

                     FIRST       SECOND       THIRD       FOURTH          FIRST       SECOND      THIRD       FOURTH
                     -----       ------       -----       ------          -----       ------      -----       ------
 ($ in thousands)

 Revenues            $10,137       $46,087     $35,218     $25,416         $ 5,375     $46,296     $43,974      $14,171

 Net income
 (loss)               (1,648)       10,892       3,510       3,833          (1,511)     10,929       8,845       (1,818)

 Number of
 weekends                  1             4           4           2                           5           3            2

    In addition to the weekend events shown above for the Company's wholly-owned speedways, Homestead-Miami Speedway will host a CART FedEx Championship Series event in March 1999 and a NASCAR Winston Cup Series event in November 1999.

RESULTS OF OPERATIONS

    The table below presents the percentage relationships between revenues and other elements of the Company's consolidated statements of income for the years ended December 31:


                                                                 1998                1997               1996
                                                            --------------     ---------------     ---------------
REVENUES:
    Speedway admissions                                              43.9%               41.5%               36.7%
    Other speedway revenues                                          35.8                30.9                23.6
    Merchandise, tires and accessories                               20.3                27.6                39.7
                                                            --------------     ---------------     ---------------
      Total Revenues                                                100.0               100.0               100.0
                                                            --------------     ---------------     ---------------

EXPENSES:
    Operating                                                        39.5                36.8                32.8
    Cost of sales                                                    11.9                15.4                23.3
    Depreciation and amortization                                     9.6                 6.6                 5.7
    Selling, general and administrative                              12.4                14.9                11.2
                                                            --------------     ---------------     ---------------
    Total Expenses                                                   73.4                73.7                73.0
                                                            --------------     ---------------     ---------------

OPERATING INCOME                                                     26.6%               26.3%               27.0%
                                                            ==============     ===============     ===============

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    Revenues - Revenues for the year ended December 31, 1998 were $116.9 million, an increase of $7.1 million, or 6.4%, over revenues of $109.8 million for the year ended December 31, 1997. This increase is due to increases in speedway admissions of $5.8 million and other speedway revenues of $7.9 million, net of a decrease in merchandise, tires and accessories revenues of $6.6 million. The increase in speedway admissions resulted from additional seating at California Speedway (15,777 seats), Michigan Speedway (5,013 seats) and North Carolina Speedway (11,893 seats), as well as from the inclusion of the results of the February NASCAR Winston Cup event at North Carolina Speedway, which the Company acquired in May 1997. Other speedway revenues increased due to the additional event at North Carolina Speedway and increases in corporate hospitality and sponsorship, broadcast revenues and billboard advertising at the Company's other speedways. The decrease in merchandise, tires and accessories revenues resulted primarily from the December 1997 sale by MIC of the licensing rights for Rusty Wallace merchandise. Sales of such merchandise amounted to approximately $7.3 million in 1997. For the 1999 racing season, the Company intends to increase seating at Michigan Speedway by approximately 13,000 seats and add 28 skyboxes at California Speedway prior to the October CART FedEx Championship Series event.

    Operating Expenses - Operating expenses increased from $40.4 million for the year ended December 31, 1997 to $46.2 million in 1998, an increase of $5.8 million, or 14.4%. During 1998, operating expenses increased due to the inclusion of the February event at North Carolina Speedway, which was acquired in May 1997, and the inclusion in 1998 of a full year of operating expenses at California Speedway, which hosted its first event in June 1997.

    Cost of Sales - Cost of sales, which relates entirely to sales of merchandise, tires and accessories, was $14.0 million for the year ended December 31, 1998, or 58.9% of merchandise, tires and accessories revenues, compared to $17.0 million, or 55.9% of those same revenues, for 1997. The $3.0 million decrease in cost of sales reflects the December 1997 sale by MIC of the licensing rights for Rusty Wallace merchandise, while the increase in cost of sales as a percent of merchandise, tires and accessories revenues reflects a change in the mix of sales.

    Depreciation and Amortization - Depreciation and amortization expense increased $4.0 million, from $7.2 million in the year ended December 31, 1997 to $11.2 million in 1998, reflecting the inclusion of a full year of depreciation at California Speedway and North Carolina Speedway, goodwill amortization from the acquisition of North Carolina Speedway and increased depreciation from capital improvements.

    Selling, General and Administrative - Selling, general and administrative expenses decreased $1.9 million, from $16.4 million for the year ended December 31, 1997 to $14.5 million in 1998. This decrease resulted primarily from lower selling, general and administrative expenses at California Speedway, which incurred significant promotional costs during its inaugural season, and at MIC due to the sale of the licensing rights for Rusty Wallace merchandise.

    Operating Income - Operating income for the year ended December 31, 1998 was $31.1 million, an increase of $2.2 million, or 7.6%, from $28.9 million for the prior year. This increase resulted primarily from the inclusion of a second event at North Carolina Speedway, increased speedway admissions revenues from additional seating at California Speedway, Michigan Speedway and North Carolina Speedway, and decreased selling, general and administrative expenses, net of increases in operating expenses and depreciation and amortization expense.

    Equity in Loss of Affiliates - The equity in loss of affiliates increased from $.9 million in 1997 to $1.4 million in 1998, primarily reflecting a full year of ownership of Homestead-Miami Speedway by the Company, as well as the 5% increase in the Company's ownership of Homestead-Miami Speedway.

     Gain on Sale of Investment - The gain on sale of investment of $1.1 million reflects the March 1998 sale of the Company's investment in GPLB, which was acquired during 1997.

    Interest - Net interest expense increased from $1.6 million for the year ended December 31, 1997 to $3.5 million for the year ended December 31, 1998 due to increased borrowings to fund the completion of the purchase of North Carolina Speedway, the acquisition of the additional 5% interest in Homestead-Miami Speedway and capital expenditures at the Company's speedways. During 1998, the Company had average debt outstanding of approximately $59.5 million with a weighted average interest rate of 6.4%. As of December 31, 1998, outstanding debt totaled $62.0 million.

    Income Tax Expense - The Company's effective tax rate for 1998 was 39.2% compared to 37.8% in 1997, primarily reflecting increased income at California Speedway and North Carolina Speedway, which operate in states with high tax rates, as well as an increase in nondeductible goodwill amortization from the acquisition of North Carolina Speedway.

    Net Income - Net income for the year ended December 31, 1998 was $16.6 million, as compared to $16.4 million in 1997. The increase resulted primarily from increases in speedway admissions and other speedway revenues from additional seating at California Speedway, Michigan Speedway and North Carolina Speedway and the inclusion in the Company's financial results of the second event at North Carolina Speedway, decreased selling, general and administrative expenses and the gain on the sale of the Company's investment in GPLB, net of reduced operating income from the December 1997 sale by MIC of the licensing rights for Rusty Wallace merchandise, an increase in the equity in loss of affiliates and increased interest expense.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    Revenues - Revenues for the year ended December 31, 1997 were $109.8 million, an increase of $54.6 million, or 99.0%, compared to the year ended December 31, 1996 due to increases in speedway admissions of $25.3 million, other speedway revenues of $20.9 million and merchandise, tires and accessories revenues of $8.4 million. The increase in speedway admissions resulted primarily from the opening of California Speedway, which held three weekend events during 1997, and also from the acquisition of a controlling interest in North Carolina Speedway, which held one event subsequent to the acquisition by the Company, and additional seating at Michigan Speedway (8,500 seats) and Nazareth Speedway (11,000 seats). Other speedway revenues increased primarily due to the opening of California Speedway, as well as from increases in corporate sponsorship, hospitality and broadcast revenues at existing speedways, and the addition of North Carolina Speedway. Merchandise, tires and accessories revenues increased primarily due to strong demand for California Speedway inaugural season merchandise.

    Operating Expenses - Operating expenses increased from $18.1 million for the year ended December 31, 1996 to $40.4 million in 1997, an increase of $22.3 million, primarily due to the addition of California Speedway and North Carolina Speedway. As a percentage of total revenues, operating expenses increased from 32.8% to 36.8% due to higher incremental costs of operating California Speedway.

    Cost of Sales - Cost of sales, which relates entirely to sales of merchandise, tires and accessories, was $17.0 million for the year ended December 31, 1997, or 55.9% of merchandise, tires and accessories revenues, compared to $12.8 million, or 58.6% of those same revenues, for 1996. The decrease in cost of sales as a percentage of merchandise, tires and accessories revenues reflects the addition of trackside sales at California Speedway, which have a higher margin than wholesale and other retail sales.

    Depreciation and Amortization - Depreciation and amortization increased $4.0 million, from $3.2 million in the year ended December 31, 1996 to $7.2 million in 1997, due to depreciation at the newly-constructed California

Speedway, depreciation and goodwill amortization resulting from the acquisition of North Carolina Speedway and increased depreciation at Michigan Speedway and Nazareth Speedway from capital improvements.

    Selling, General and Administrative - Selling, general and administrative expenses of $16.4 million for the year ended December 31, 1997 increased $10.2 million from $6.2 million in 1996 primarily due to the addition of California Speedway, which incurred significant promotional costs associated with its inaugural season, and the addition of North Carolina Speedway.

    Operating Income - Operating income for the year ended December 31, 1997 was $28.9 million, an increase of $14.0 million, or 93.5%, from $14.9 million for the year ended December 31, 1996. This increase resulted primarily from the opening of California Speedway and the addition of North Carolina Speedway, net of increased costs from operating those speedways.

    Interest - The Company recorded net interest expense of $1.6 million for the year ended December 31, 1997, compared to net interest income of $2.0 million in 1996. The interest income resulted from temporarily investing the proceeds of the Company's March 1996 initial public offering. These proceeds were fully utilized during 1997, at which time the Company obtained financing to fund completion of construction at California Speedway and to make the investments in Homestead-Miami Speedway and GPLB.

    Income Tax Expense - The Company's effective tax rate for 1997 was 37.8% compared to 35.5% in 1996. The increase reflects the increased revenues from California Speedway, which operates in a state with a high tax rate, as well as an increase in nondeductible goodwill amortization from the acquisition of North Carolina Speedway.

    Net Income - Net income for the year ended December 31, 1997 was $16.4 million, an increase of $5.6 million, or 51.1%, over 1996. The increase is due primarily to the opening of California Speedway, which resulted in increases in speedway admissions, other speedway revenues and merchandise, tires and accessories revenues, net of increased expenses from new speedways, the equity in loss of affiliates and interest expense from borrowings.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has relied on cash flows from operating activities supplemented, as necessary, by bank borrowings to finance working capital, investments and capital expenditures.

    The Company has a $100 million unsecured revolving line of credit that matures in the year 2002. Borrowings under this agreement bear interest at LIBOR-based rates and at the prime borrowing rate. As of December 31, 1998, the Company had available credit under this agreement of $42.7 million. The outstanding debt of $57.3 million on the line of credit resulted from expenditures for the completion of construction at California Speedway and other capital expenditures, the investment in HMS, the acquisition of North Carolina Speedway and to repurchase shares of the Company's stock. The remaining line of credit is available for general working capital needs and other capital expenditures. The Company is in compliance with all covenants in the loan agreement, and management believes the Company would continue to be in compliance with all material financial covenants in the loan agreement if the entire amount of available credit was outstanding.

     The Company expects to make approximately $31 million in capital expenditures during 1999, consisting primarily of additional seating and suites and other facility upgrades at its speedways.

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

    In September 1998, the Company announced plans to repurchase, from time to time, up to $10 million of the Company's common stock in open market transactions, depending on market conditions. As of December 31, 1998, the Company had repurchased 353,900 shares at prices ranging from $19.875 to $23.25 per share.

    For the year ended December 31, 1998, the Company generated $35.8 million in cash flows from operating activities, an increase of $9.6 million from 1997, reflecting an increase in deferred taxes and changes in receivables, inventories, prepaid expenses and other assets and accounts payable, other liabilities, and deferred revenues. The Company used $38.0 million for investing activities, consisting of $32.9 million in capital expenditures and $10.4 million for the completion of the acquisition of North Carolina Speedway, offset by the proceeds from the sale of the Company's investment in GPLB of $5.3 million. Cash of $3.3 million was provided by financing activities in 1998, reflecting an increase in debt of $11.9 million, offset partially by the purchase of common stock of $7.5 million.

    The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its line of credit to satisfy ongoing cash requirements for the next twelve months.

YEAR 2000

    The Year 2000 problem arose because many existing computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The Company has recognized the need to ensure that its computer operations and operating systems will not be materially adversely affected by the Year 2000 problem. To that end, the Company has assessed how it may be impacted by the Year 2000 problem and management has determined that the consequences of the Company's Year 2000 issues should not have a material adverse affect on the Company's business, results of operations or financial position. The Company's major computer systems have already been updated or replaced with applications that are Year 2000 compliant in the normal course of business pursuant to existing service agreements and without incremental cost.

    The Company has implemented a plan of communication with significant business partners to ensure that the Company's operations are not disrupted through such relationships and that any Year 2000 issues are resolved in a timely manner. Because of the nature of the Company's business, however, the Company believes that failure of the Company's vendors, sponsors or customers to resolve issues involving the Year 2000 problem will not materially affect the Company's business, results of operations or financial position.

    The Company believes that some of its non-information technology systems, such as elevators and heating and air conditioning systems, with date-sensitive software and embedded microprocessors may be affected by the Year 2000 problem. Management is currently evaluating these systems. Although the Company has not yet been able to complete its estimate of the costs of correcting or replacing such systems, it does not expect such costs to be material. The Company does not believe that the failure of its non-information technology systems will materially affect the Company's business, results of operations or financial position.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

(In thousands)
                                                                 1998         1997
                                                                 ----         ----
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                $   1,311    $     249
    Receivables                                                  4,398        4,787
    Inventories                                                  3,085        2,433
    Prepaid expenses                                             1,246        1,769
    Deferred taxes                                                 368          313
                                                             ---------    ---------
     TOTAL CURRENT ASSETS                                       10,408        9,551

PROPERTY AND EQUIPMENT, NET                                    247,421      224,666

INVESTMENTS                                                     12,679       15,366

GOODWILL, NET                                                   39,497       40,112

OTHER ASSETS                                                       529        2,077
                                                             ---------    ---------

TOTAL                                                        $ 310,534    $ 291,772
                                                             =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                        $     512    $   1,017
    Accounts payable                                             3,915        3,868
    Accrued expenses                                             2,933        2,343
    Other payables (Note 3)                                                   9,956
    Deferred revenues, net                                      19,204       22,529
                                                             ---------    ---------
     TOTAL CURRENT LIABILITIES                                  26,564       39,713

LONG-TERM DEBT, LESS CURRENT PORTION                            61,442       47,278

DEFERRED TAXES                                                  22,413       13,349

DEFERRED REVENUES                                                  369          738

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS' EQUITY:
    Common stock, par value $ .01 share:
     Authorized 50,000,000 shares
     Issued and outstanding 14,208,898 shares
        in 1998 and 1997                                           142          142
    Additional paid-in-capital                                 159,371      159,371
    Retained earnings                                           47,768       31,181
                                                             ---------    ---------
                                                               207,281      190,694
    Treasury stock, at cost, 353,900 shares (Note 11)           (7,535)
                                                             ---------    ---------
     TOTAL STOCKHOLDERS' EQUITY                                199,746      190,694
                                                             ---------    ---------
TOTAL                                                        $ 310,534    $ 291,772
                                                             =========    =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(In thousands except for per share data)
                                                   1998             1997            1996
                                                   ----             ----            ----
REVENUES:
    Speedway admissions                        $  51,335         $  45,550         $ 20,248
    Other speedway revenues                       41,811            33,926           13,041
    Merchandise, tires and accessories            23,712            30,340           21,886
                                               ---------         ---------         --------
    TOTAL REVENUES                               116,858           109,816           55,175

  EXPENSES:
    Operating expenses                            46,151            40,399           18,067
    Cost of sales                                 13,972            16,954           12,834
    Depreciation and amortization                 11,189             7,212            3,167
    Selling, general and administrative           14,465            16,379            6,185
                                               ---------         ---------         --------

    TOTAL EXPENSES                                85,777            80,944           40,253

OPERATING INCOME                                  31,081            28,872           14,922

EQUITY IN LOSS OF AFFILIATES                      (1,382)             (860)
GAIN ON SALE OF INVESTMENT                         1,108
INTEREST INCOME (EXPENSE), NET                    (3,523)           (1,558)           1,950
                                               ---------         ---------         --------

INCOME BEFORE INCOME TAXES                        27,284            26,454           16,872

INCOME TAXES                                      10,697            10,009            5,992
                                               ---------         ---------         --------

NET INCOME                                     $  16,587         $  16,445         $ 10,880
                                               =========         =========         ========

BASIC NET INCOME PER SHARE                     $    1.17         $    1.19
                                               =========         =========
PRO FORMA BASIC NET INCOME PER SHARE                                               $    .90
                                                                                   ========

DILUTED NET INCOME PER SHARE                   $    1.17         $    1.19
                                               =========         =========
PRO FORMA DILUTED NET INCOME PER SHARE                                             $    .90
                                                                                   ========
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


(In thousands)

                                                              ADDITIONAL      RETAINED        TREASURY
                                             COMMON STOCK   PAID-IN CAPITAL   EARNINGS          STOCK           TOTAL
                                             ------------   ---------------   --------          -----           -----
BALANCE, JANUARY 1, 1996                   $     93         $  37,446         $  8,273                         $  45,812
   Net income                                                                   10,880                            10,880
   Sale of common stock                          37            82,703                                             82,740
   Competition Tire West, Inc.
    transaction (Note 4)                                          (28)          (4,417)                           (4,445)
   Acquisition of minority interest
   (Note 4)                                                     2,063                                              2,063
   Stock issuance (Note 5)                        2             8,350                                              8,352
                                           --------         ---------         --------                         ---------

BALANCE, DECEMBER 31, 1996                      132           130,534           14,736                           145,402
   Net income                                                                   16,445                            16,445
   North Carolina Speedway,
    Inc. acquisition (Note 3)                    10            28,837                                             28,847
                                           --------         ---------         --------                         ---------

BALANCE, DECEMBER 31, 1997                      142           159,371           31,181                           190,694
   Net income                                                                   16,587                            16,587
   Purchase of common
    stock (Note 11)                                                                            $(7,535)           (7,535)
                                           --------         ---------         --------         -------         ---------

BALANCE, DECEMBER 31, 1998                 $    142         $ 159,371         $ 47,768         $(7,535)        $ 199,746
                                           ========         =========         ========         =======         =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


(In thousands)
                                                                                      1998            1997             1996
                                                                                      ----            ----             ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $16,587        $ 16,445         $ 10,880
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                 11,189           7,212            3,167
      Equity in loss of affiliates                                                   1,382             860
      Gain on sale of investment                                                    (1,108)
      Deferred taxes                                                                 9,009           3,750             (146)
      Changes in assets and liabilities which provided (used) cash:
       Receivables                                                                     389          (2,110)            (431)
       Inventories, prepaid expenses and other assets                                1,412            (821)          (2,784)
       Accounts payable and accrued liabilities                                        637          (5,082)           2,668
       Deferred revenues                                                            (3,694)          5,952            5,259
                                                                                   -------        --------         --------
      Net cash provided by operating activities                                     35,803          26,206           18,613

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions of property and equipment                                            (32,893)        (73,349)         (73,812)
    Proceeds from sale of investment (Note 3)                                        5,270
    Acquisition of Competition Tire South, Inc. (Note 4)                                                               (758)
    Competition Tire West, Inc. transaction (Note 4)                                                                 (3,326)
    Acquisitions of equity interest in subsidiaries and affiliates                 (10,392)        (19,050)            (622)
                                                                                   -------        --------         --------
       Net cash used in investing activities                                       (38,015)        (92,399)         (78,518)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                                                               82,740
    Purchase of common stock (Note 11)                                              (7,535)
    Proceeds from issuance of debt                                                  11,900          45,400           14,016
    Principal payments on long-term debt                                              (433)         (5,000)         (12,540)
    Repayment of related party debt                                                   (658)         (1,820)          (1,254)
                                                                                   -------        --------         --------
       Net cash provided by financing activities                                     3,274          38,580           82,962

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                1,062         (27,613)          23,057

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        249          27,862            4,805
                                                                                   -------        --------         --------


 CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $ 1,311          $  249         $ 27,862
                                                                                   =======          ======         ========

 SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the year for interest                                        $ 4,088         $ 1,834           $  133
                                                                                   =======         =======           ======
     Cash paid during the year for taxes, net                                      $   380         $ 8,089          $ 9,279
                                                                                   =======         =======          =======


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Penske Motorsports, Inc. (the "Company") and its wholly-owned subsidiaries Michigan International Speedway, Inc., Pennsylvania International Raceway, Inc. ("PIR"), California Speedway Corporation, North Carolina Speedway, Inc. ("NCS"), Motorsports International Corp., Competition Tire West, Inc. ("CTW") and Competition Tire South, Inc. ("CTS"). The Company also owns 45% of Homestead-Miami Speedway, LLC ("HMS"), which is recorded using the equity method. The Company is an indirect subsidiary of Penske Corporation (the "Parent"). All material intercompany balances and transactions have been eliminated.

Nature of Operations - The Company generates a predominant portion of its earnings from operating Michigan Speedway in Brooklyn, Michigan, Nazareth Speedway in Nazareth, Pennsylvania (operated by PIR), California Speedway in Fontana, California, and North Carolina Speedway in Rockingham, North Carolina. HMS operates Miami-Dade Homestead Motorsports Complex in Homestead, Florida. The Company also sells motorsports-related merchandise and apparel and racing tires and accessories.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - The Company considers all short-term investments with a maturity of three months or less, at purchase, as cash equivalents.

Inventories - Inventories are stated at the lower of cost or market, with cost determined by the first in, first out method.

Property and Equipment and Goodwill - Property and equipment is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets as follows:


                                                             YEARS
                                                             -----
              Buildings and improvements                   10 - 40
              Equipment                                     2 - 15

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized primarily over a period of 40 years. Accumulated amortization was $1,921,000 and $872,000 at December 31, 1998 and 1997, respectively.

The carrying values of property and equipment and goodwill are evaluated for impairment based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value.

Revenue Recognition - Race-related revenues and expenses are recognized upon completion of an event. Deferred revenues represent advance race-related revenues, net of expenses, on future races. Revenues from the sale of merchandise, tires and accessories are recognized at the time of sale. Operating expenses include race-related expenses and other operating costs. Cost of sales relates entirely to merchandise, tires and accessories sales.

Income Taxes - Deferred taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will likely differ from those which are estimated, however, such differences are not expected to be material.

3. ACQUISITIONS AND INVESTMENTS

North Carolina Speedway Acquisition - During 1997, the Company acquired the outstanding shares of NCS, which owns and operates North Carolina Speedway in Rockingham, North Carolina. On May 19, 1997, the Company purchased the shares of NCS held by its former majority shareholder in exchange for 906,542 shares of the Company's stock. On December 2, 1997, the shareholders of NCS approved a merger with the Company, whereby shareholders of NCS would receive cash of $19.61 per share or an equivalent amount of the Company's stock. In connection with the merger, 60,558 shares of the Company's stock were issued. The merger was completed December 2, 1997.

Certain NCS shareholders dissented to the merger of the Company and NCS. These shareholders were paid $16.77 per share, the median fair value of NCS shares as determined by an independent investment banking firm retained by NCS to evaluate the Company's merger offer. These dissenters have requested additional compensation and, if they are successful in court, the cost of the NCS acquisition may increase (see Note 12).

The acquisition, which approximated $42.0 million, was accounted for using the purchase method and resulted in goodwill of $34.2 million and an increase in stockholders' equity of $28.8 million. The fair market value of the assets acquired and liabilities assumed was as follows: current assets of $507,000, fixed assets of $17.6 million, current liabilities of $5.1 million and debt of $4.2 million. As of December 31, 1997, the Company recorded a liability of $10.0 million to recognize amounts due to the former NCS shareholders. NCS has been included in the consolidated financial statements since the date of acquisition of the controlling interest. The pro forma effect of the acquisition for the years ended December 31, 1997 and 1996, assuming the transactions occurred at the beginning of each year, would be to increase revenues by $4.8 million and $9.6 million, respectively, with no material impact on net income or net income per share.

Investments - In July 1997, the Company acquired 40% of the ownership interests of HMS for $11.8 million. In March 1998, the Company acquired an additional 5% of the ownership interests of HMS for $2.85 million, payable on December 31, 2001. This investment is accounted for using the equity method. The Company has joint right of first refusal agreements with the other investors in HMS for each to acquire additional shares of HMS proportionate to their current ownership interest should a sale occur.

During 1998, the Company sold its investment in the common stock of Grand Prix Association of Long Beach, Inc. for $5.3 million. This investment was acquired in a series of transactions in 1997 for $4.2 million.

4. INITIAL PUBLIC OFFERING AND RELATED ACQUISITIONS

Initial Public Offering - On March 27, 1996, the Company completed its initial public offering ("IPO") of 3,737,500 shares of common stock. The initial offering price was $24.00 per share. The net proceeds to the Company of $82.7 million were used to repay outstanding debt of $10.6 million and to fund construction of California Speedway.

Acquisition of Minority Interest in PIR - Immediately prior to the effective date of the IPO, an investor in PIR exchanged 2,557 shares of PIR for 92,500 shares of common stock of the Company. This transaction resulted in goodwill of approximately $2.0 million and reduced the minority interest in PIR by $1.2 million.

Acquisition of Minority Interest in CTW and Capital Distribution - On March 21, 1996, the Company acquired CTW for $7.4 million, of which $4.3 million was paid to the two selling shareholders in cash with the balance of $3.1 million payable over five years with interest at 8% per annum. The acquisition of the shares of the former 40% CTW shareholder was accounted for as an acquisition of a minority interest and resulted in recording goodwill of approximately $1.9 million. The former controlling shareholder of CTW (60%) is also the controlling shareholder of the Company. Therefore, the excess of the amount paid for such shares over the net book value of assets acquired (approximately $2.9 million) was recorded as a capital distribution. The note payable to the former controlling shareholder of CTW, which had a balance of $1.8 million, was repaid in April 1997.

Acquisition of CTS Common Stock - On March 21, 1996, the Company acquired the common shares of CTS not owned by CTW (approximately 67%) for cash and notes totaling approximately $2.2 million. The notes had an original balance of $830,000 and a term of five years with interest at 8%. This acquisition was accounted for using the purchase method and resulted in recording $1.7 million of goodwill. CTS has been included in the consolidated financial statements from the date acquired.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31:


     (In thousands)                         1998            1997
                                            ----            ----
     Land and improvements                $ 96,635        $ 95,758
     Buildings and improvements            158,644         129,031
     Equipment                              23,677          21,846
                                          --------        --------
                                           278,956         246,635
     Less accumulated depreciation          31,535          21,969
                                          --------        --------
                                          $247,421        $224,666
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

6. LONG-TERM DEBT

Long-term debt consists of the following as of December 31:


(In thousands)                                                             1998          1997
                                                                           ----          ----
$100 million unsecured revolving line of credit, bearing interest
     at LIBOR plus 0.5% (6.29%) due in 2002                              $57,300        $45,400
Notes payable through 2006, bearing interest at fixed rates
      ranging from 7.5% to 8.0%                                            4,654          2,895
                                                                         -------        -------
                                                                          61,954         48,295
Less current portion                                                         512          1,017
                                                                         -------        -------
                                                                         $61,442        $47,278
                                                                         =======        =======

The following table presents the expected repayment of long-term debt as of December 31, 1998 (in thousands):

       1999                                 $      512
       2000                                        520
       2001                                      2,892
       2002                                     57,426
       2003                                        137
       2004 and thereafter                         467
                                              --------
                                              $ 61,954
                                              ========

Long-term debt at December 31, 1998 and 1997 includes $.7 million and $1.3 million, respectively, which are due to related parties as a result of the purchase of CTW and CTS in March 1996 and $1.1 million and $1.2 million, respectively, which are secured by certain parcels of land.

At December 31, 1998 and 1997 the carrying value of the debt approximated fair value.

7.  EMPLOYEE BENEFIT PLANS

The Company participates in a non-contributory profit-sharing plan which covers employees who meet certain length of service requirements. Contributions of approximately $235,000, $185,000 and $100,000 were made to the plan in 1998, 1997 and 1996, respectively.

The Company also sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company's expense related to this plan was $209,000, $150,000 and $80,000 in 1998, 1997 and 1996, respectively.

8.  TAXES

The provision for income taxes consists of the following for the years ended December 31:

(In thousands)                          1998           1997          1996
                                     -------        -------        ------
Current                              $ 1,878        $ 6,259        $5,753
Deferred                               8,819          3,750           239
                                     -------        -------        ------
Total                                $10,697        $10,009        $5,992
                                     =======        =======        ======

A reconciliation of taxes computed at the federal statutory rate and the consolidated effective rate is as follows for the years ended December 31:


(In thousands)                                         1998             1997              1996
                                                     -------         --------          --------
Income before income taxes                           $27,284         $ 26,454          $ 16,872
                                                     -------         --------          --------

Taxes computed at statutory rate                     $ 9,549         $  9,259          $  5,905
State and local taxes, net of federal benefit            684              616                37
Amortization of goodwill                                 368              190                60
Other                                                     96              (56)              (10)
                                                     -------         --------          --------
Total income tax expense                             $10,697         $ 10,009          $  5,992
                                                     =======         ========          ========

Effective tax rate                                      39.2%            37.8%             35.5%
                                                     =======         ========          ========

Temporary differences which give rise to deferred tax (assets) and liabilities are as follows as of December 31:

(In thousands)                                          1998             1997
                                                      --------         --------
Property, non-current                                 $ 22,413         $ 13,349
Other, current                                            (368)            (313)
                                                      --------         --------

Total                                                 $ 22,045         $ 13,036
                                                      ========         ========

9. RELATED PARTY TRANSACTIONS

The following is a summary of significant related party balances and transactions as of and for the years ended December 31:

(In thousands)                                        1998      1997       1996
                                                    ------     ------     ------
Balances included in assets and liabilities:
      Accounts receivable - affiliates              $  681     $  388     $  339
                                                    ======     ======     ======

      Accounts payable - affiliates                 $  879     $1,038     $1,702
                                                    ======     ======     ======

      Accrued expenses payable to affiliates        $  376     $  424     $  405
                                                    ======     ======     ======

Other transactions:
      Sales to affiliates                           $3,434     $3,149     $2,005
                                                    ======     ======     ======

      Purchases from affiliates                     $  623     $1,078     $  587
                                                    ======     ======     ======


In addition, the Parent bills the Company for services rendered and expenses incurred by the Parent for the benefit of the Company. During the years ended December 31, 1998, 1997 and 1996, the Company paid the Parent $570,000, $511,000 and $478,000, respectively, for general and operating expenses. Prior to the IPO, the Company was charged for its allocated share of income taxes on the basis of the Company as a separate tax group. The Company paid the Parent $1.5 million for its portion of taxes relating to the period in 1996 prior to the IPO.

The Company has a five-year agreement with a shareholder of the Company to provide sanitary wastewater treatment services to California Speedway, for which the Company paid $92,000 during the years ended December 31, 1998 and 1997 and $89,000 during the year ended December 31, 1996. The agreement, which is adjusted annually by increases in the Consumer Price Index, also grants an option to the Company to purchase such shareholder's wastewater treatment facility.

The Company pays fees to the sanctioning bodies which conduct racing events at its speedways, including the National Association for Stock Car Auto Racing, Inc. ("NASCAR"). NASCAR is an affiliate of a significant shareholder. The Company, through its subsidiaries, paid NASCAR sanction fees, prize money and point funds of $13.6 million, $9.9 million and $3.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

10. SEGMENT REPORTING

Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way in which public business enterprises report information about operating segments in annual financial statements.

The Company's reportable segments are business units that offer different products and services. The Company classifies its business interests into two fundamental areas: admissions and other track-related activities, which consists principally of race-related revenues and expenses from promoting motorsports events, and merchandise, tires and accessories ("MTA"), consisting principally of the revenues and expenses from the sale of race-related apparel, tires and accessories items.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Revenues relating to the Company's track operations totaled $93.1 million, $79.5 million and $33.3 million in 1998, 1997 and 1996, respectively, with expenses (operating, depreciation and amortization, and selling, general and administrative) of approximately $64.6 million, $54.0 million and $20.4 million, respectively, for the same periods.

Revenues relating to the Company's MTA business totaled $23.7 million, $30.3 million and $21.9 million in 1998, 1997 and 1996, respectively. The MTA business segment had cost of sales of $14.0 million, $17.0 million and $12.8 million, respectively, and operating, depreciation and amortization, and selling, general and administrative expenses of approximately $7.2 million, $10.0 million and $7.0 million, respectively, in 1998, 1997 and 1996 relating to such operations.

Substantially all of the Company's capital expenditures, property, plant and equipment, equity investments and goodwill, as well as depreciation and amortization expenses, are related to track operations. Substantially all of the Company's inventory is related to its MTA businesses.

11. COMMON STOCK AND STOCK OPTIONS

Prior to the completion of the IPO in March 1996, the Company effected a recapitalization pursuant to which the Company (i) increased its authorized shares of common stock to 50,000,000 shares, (ii) effected a 91.575-to-one share split, and (iii) converted 15,000 shares of outstanding preferred stock to 1,373,625 shares of common stock.

The basic net income per share for the years ended December 31, 1998 and 1997 reflects the weighted average number of shares outstanding of 14,117,993 and 13,810,570. The pro forma basic net income per share for the year ended December 31, 1996 reflects the weighted average number of post-split shares outstanding of 12,128,920, including the dilutive effect of the number of shares issued equivalent to the $2.9 million capital distribution of 121,667 shares, based on the offering price of $24.00 per share, from the March 1996 acquisition of CTW.

The diluted net income per share for the years ended December 31, 1998 and 1997 and the pro forma diluted net income per share for the year ended December 31,1996 reflect the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options of 16,048, 19,534 and 12,621, respectively. The dilutive effect was calculated using the treasury stock method.

In September 1998, the Company announced plans to repurchase, from time to time, up to $10 million of the Company's common stock in open market transactions, depending on market conditions. As of December 31, 1998, the Company had repurchased 353,900 shares at prices ranging from $19.875 to $23.25 per share.

In March 1996, the stockholders of the Company approved a stock incentive plan whereby key employees and certain outside consultants and advisors of the Company and its subsidiaries may receive awards of stock options, stock appreciation rights or restricted stock up to a maximum of 400,000 shares of common stock. In May 1998, the stockholders of the Company approved an increase in the number of shares authorized pursuant to this plan to 720,000. The following table summarizes stock option activity during the years ended December 31, 1998, 1997 and 1996.


                                                                    YEAR ENDED DECEMBER 31,
                                               1998                              1997                              1996
                                               ----                              ----                              ----

                                                      WEIGHTED                       WEIGHTED                            WEIGHTED
                                      NUMBER OF        AVERAGE        NUMBER OF       AVERAGE            NUMBER OF        AVERAGE
                                      OPTIONS         EXERCISE         OPTIONS       EXERCISE            OPTIONS         EXERCISE
                                      ---------         PRICE         ---------       PRICE              ---------         PRICE
                                                     ---------                       --------                           ---------
OPTIONS, BEGINNING OF YEAR            155,000       $    26.06          75,000      $    24.00
GRANTED                               165,000            26.38         115,000           27.75            75,000        $    24.00
FORFEITED                                                              (35,000)          27.75
                                      -------       ----------         -------      ----------            ------        ----------
OPTIONS, END OF YEAR                  320,000       $    26.22         155,000      $    26.06            75,000        $    24.00
                                      =======       ==========         =======      ==========            ======        ==========
OPTIONS EXERCISABLE AT
     END OF YEAR                       76,534       $    25.70          34,100      $    25.26             7,500        $    24.00
                                      =======       ==========         =======      ==========            ======        ==========

WEIGHTED AVERAGE FAIR VALUE OF
   OPTIONS GRANTED DURING THE YEAR
                                                    $     9.27                      $    10.91                          $     9.90
                                                    ==========                      ==========                          ==========

The 320,000 stock options outstanding as of December 31, 1998 had exercise prices ranging from $24.00 to $27.75 per share and a weighted average remaining contractual life of 7.9 years.

The Company applies APB Opinion 25 and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized in the consolidated statements of income. If the Company had recognized compensation cost, the Company would have reported net income of $16.2 million, $16.2 million and $10.8 million and basic net income per share of $1.15, $1.17 and $.89 for the years ended December 31, 1998, 1997 and 1996, respectively. The Black-Sholes valuation model was used, assuming an average life of the options of five years, a discount rate of 4.53%, 5.53% and 6.15% in 1998, 1997 and 1996, respectively, no dividend payout and a volatility of 30% in 1998 and 35% in 1997 and 1996.

12. COMMITMENTS AND CONTINGENCIES

The Company is party to certain claims and contingencies arising in the normal course of business. In the opinion of management, the Company has meritorious defenses on all such claims, or they are of such kind, or involve such amounts, as would not have a materially adverse effect on the financial position or results of operations of the Company if disposed of unfavorably.

13. SELECTED QUARTERLY DATA (UNAUDITED)

The following table presents the Company's quarterly results for the most recent eight quarters (in thousands, except per share amounts).

                       FIRST QUARTER            SECOND QUARTER          THIRD QUARTER            FOURTH QUARTER
                      ----------------         ----------------        ----------------         ----------------
                      1998        1997         1998        1997        1998        1997         1998        1997
                      ----        ----         ----        ----        ----        ----         ----        ----
Revenues             $10,137      $ 5,375      $46,087     $46,296     $35,218      $43,974     $25,416    $ 14,171

Operating
income (loss)         (3,442)      (2,606)      19,606      17,965       7,749       15,295       7,168      (1,782)

Net income
(loss)                (1,648)      (1,511)      10,892      10,929       3,510        8,845       3,833      (1,818)

Basic Net
income (loss)
per share           $   (.12)     $  (.11)     $   .77      $  .80     $   .25      $   .63       $ .28    $   (.13)


                                       31

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

It is management's conclusion that the system of internal accounting controls at December 31, 1998 provides reasonable assurance that the books and records reflect the transactions of the Company and that the Company has complied with its established policies and procedures.


/s/ Roger S. Penske                       /s/ Gregory W. Penske

Roger S. Penske                           Gregory W. Penske
Chairman                                  President and Chief Executive Officer

February 1, 1999

                          INDEPENDENT AUDITORS' REPORT




Stockholders and Board of Directors
Penske Motorsports, Inc.


We have audited the accompanying consolidated balance sheets of Penske Motorsports, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP


Detroit, Michigan
February 1, 1999

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed on or before April 30, 1999, and such information is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

    Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed on or before April 30, 1999, and such information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed on or before April 30, 1999, and such information is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed on or before April 30, 1999, and such information is incorporated herein by reference.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Listing of Documents:

    (1) Financial Statements. The Company's consolidated Financial Statements included in Item 8 hereof, as required at December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997, and 1996, consist of the following:

        Consolidated Balance Sheets
        Consolidated Statements of Income
        Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
        Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules for 1998, 1997, and 1996.

    None. These schedules are omitted because the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission or the schedule is otherwise not required to be submitted.

(b) Reports on Form 8-K
    During the third quarter on September 14, 1998, the Company filed one current report on Form 8-K announcing its plan to repurchase, from time to time, up to $10 million shares of the Company's common stock in open market transactions pursuant to a stock repurchase program.

(c) Exhibits.

                                    EXHIBITS

    EXHIBIT
    NUMBER                                            DOCUMENT
    ------                                            --------

     (B)3.1        Amended and Restated Certificate of Incorporation of Penske Motorsports, Inc.

     (K)3.2        Amended and Restated Bylaws of Penske Motorsports, Inc.

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


     (H)10.15      Second Amendment to Amended and Restated Stockholder Option and Voting Agreement
                   dated as of April 1, 1997, between PMI and Carrie B. DeWitt


     (H)10.16      Employment Agreement, dated August 5, 1997, between PMI and Carrie B. DeWitt

     (H)10.17      Employment Agreement, dated August 5, 1997, between PMI and Jo DeWitt Wilson

     (H)10.18      Employment Agreement dated August 5, 1997, between PMI and Nancy DeWitt
                   Daugherty

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



     (J)10.21*     Amended and Restated 1996 Penske Motorsports Stock Incentive Plan

     (B)10.22      Lease Agreement, dated December 1, 1994 between Michigan Speedway, Inc. (f/k/a
                   Penske Speedway Inc.) and Motorsports International Corp.


     (B)10.23      Trade Name and Trademark Agreement dated October 18, 1995 between Penske
                   Speedway, Inc., Penske Speedways Holding Corp., and Penske System, Inc.


     (I)10.24      Stock Purchase Agreement, dated March 26, 1998, by and between Penske
                   Motorsports, Inc. and Dover Downs Entertainment, Inc.


     (I)21.1       Subsidiaries of Penske Motorsports, Inc.

     (A)23.1       Consent of Deloitte & Touche, LLP

     (A)27         Financial Data Schedule

----------

LEGEND FOR EXHIBITS

(A)Filed herewith.

(B)Incorporated by reference to the exhibits filed with the Company's Registration Statement No. 333-692 on Form S-1, filed with the Securities and Exchange Commission on January 29, 1996, as amended.

(C)Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

(D)Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 filed with the Securities and Exchange Commission.

(E)Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended on June 30, 1997 filed with the Securities and Exchange Commission.

(F)Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Securities and Exchange Commission.

(G)Incorporated by reference to the exhibits filed with the Company's current report on Form 8-K dated May 15, 1997 filed with the Securities and Exchange Commission.

(H)Incorporated by reference to the exhibits filed with the Company's Registration Statement No. 333-34923 on Form S-4 filed with the Securities and Exchange Commission on September 4, 1997 as amended.

(I)Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

(J)Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 filed with the Securities and Exchange Commission.

(K)Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed with the Securities and Exchange Commission.

*  Denotes a compensatory plan, contract or arrangement.

    The Company will furnish to any stockholder a copy of the above exhibits upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy.

    (d) Excluded Financial Statements. None.


                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Detroit, State of Michigan, on the 25th day of March, 1999.

                               PENSKE MOTORSPORTS, INC.

                               By:/s/ GREGORY W. PENSKE
                                  ---------------------
                                      GREGORY W. PENSKE
                                    Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons in the capacities and on the date indicated.

            SIGNATURES                       TITLE                                         DATES
            ----------                      ------                                         -----

     /s/ H. LEE COMBS                      Director                                      March 25, 1999
     ----------------
         H. LEE COMBS

     /s/ WALTER P. CZARNECKI               Vice Chairman of the Board                    March 25, 1999
     -----------------------
         WALTER P. CZARNECKI

     /s/ GARY W. DICKINSON                 Director                                      March 25, 1999
     ---------------------
         GARY W. DICKINSON

     /s/ EDSEL B. FORD                     Director                                      March 25, 1999
     -----------------
         EDSEL B. FORD

     /s/ WILLIAM C. FRANCE                 Director                                      March 25, 1999
     ---------------------
         WILLIAM C. FRANCE

     /s/ GREGORY W. PENSKE                 President, Chief Executive                    March 25, 1999
     ---------------------                 Officer, (Principal Executive
         GREGORY W. PENSKE                 Officer)

     /s/ ROGER S. PENSKE                   Chairman of the Board                         March 25, 1999
     -------------------
         ROGER S. PENSKE

     /s/ RICHARD J. PETERS                 Director                                      March 25, 1999
     ---------------------
         RICHARD J. PETERS

     /s/ RICHARD E. STODDARD               Director                                      March 25, 1999
     -----------------------
         RICHARD E. STODDARD

     /s/ JAMES E. WILLIAMS                 Director                                      March 25, 1999
     ---------------------
         JAMES E. WILLIAMS

     /s/ JO DEWITT WILSON                  Director                                      March 25, 1999
     --------------------
         JO DEWITT WILSON

     /s/ JAMES H. HARRIS                   Principal Financial and Accounting            March 25, 1999
     -------------------                   Officer
         JAMES H. HARRIS

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                                                   DOCUMENT
    ------                                                   --------

     (B)3.1        Amended and Restated Certificate of Incorporation of Penske Motorsports, Inc.

     (K)3.2        Amended and Restated Bylaws of Penske Motorsports, Inc.

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


     (H)10.15      Second Amendment to Amended and Restated Stockholder Option and Voting Agreement
                   dated as of April 1, 1997, between PMI and Carrie B. DeWitt


     (H)10.16      Employment Agreement, dated August 5, 1997, between PMI and Carrie B. DeWitt

     (H)10.17      Employment Agreement, dated August 5, 1997, between PMI and Jo DeWitt Wilson

     (H)10.18      Employment Agreement dated August 5, 1997, between PMI and Nancy DeWitt Daugherty

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

     (B)10.21*     Amended and Restated 1996 Penske Motorsports Stock Incentive Plan

    EXHIBIT
    NUMBER                                                   DOCUMENT
    ------                                                   --------

     (B)10.22      Lease Agreement, dated December 1, 1994 between Michigan Speedway, Inc. (f/k/a
                   Penske Speedway Inc.) and Motorsports International Corp.


     (B)10.23 Trade Name and Trademark Agreement dated October 18, 1995 between Penske Speedway, Inc., Penske Speedways Holding Corp., and Penske System, Inc.


     (I)10.24      Stock Purchase Agreement, dated March 26, 1998, by and between Penske
                   Motorsports, Inc. and Dover Downs Entertainment, Inc.


     (I)21.1       Subsidiaries of Penske Motorsports, Inc.

     (A)23.1       Consent of Deloitte & Touche, LLP

     (A)27         Financial Data Schedule
----------

LEGEND FOR EXHIBITS

(A)Filed herewith.

(B)Incorporated by reference to the exhibits filed with the Company's Registration Statement No. 333-692 on Form S-1, filed with the Securities and Exchange Commission on January 29, 1996, as amended.

(C)Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

(D)Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 filed with the Securities and Exchange Commission.

(E)Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended on June 30, 1997 filed with the Securities and Exchange Commission.

(F)Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Securities and Exchange Commission.

(G)Incorporated by reference to the exhibits filed with the Company's current report on Form 8-K dated May 15, 1997 filed with the Securities and Exchange Commission.

(H)Incorporated by reference to the exhibits filed with the Company's Registration Statement No. 333-34923 on Form S-4 filed with the Securities and Exchange Commission on September 4, 1997 as amended.

(I)Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

(J)Incorporated by reference to the exhibits filed with the Company's
   Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 filed with the Securities and Exchange Commission.

(K)Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed with the Securities and Exchange Commission.

 * Denotes a compensatory plan, contract or arrangement.