Form 10-Q
period 1999-03-31
PENSKE MOTORSPORTS INC
filed 1999-05-17
CIK 1006605

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period ___ to ___.

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     COMMON STOCK $0.01 PAR VALUE                 13,831,498 SHARES
     ----------------------------                 -----------------
                 CLASS                        OUTSTANDING AT MAY 14, 1999


                         This report contains 19 pages.

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

                    PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                         MARCH 31,                 DECEMBER 31,
                                                                                           1999                       1998
                                                                                   --------------------       --------------------
                                     ASSETS                                            (UNAUDITED)
                                     ------
CURRENT ASSETS:
     Cash and cash equivalents                                                      $         1,368            $         1,311
     Receivables                                                                             14,552                      4,398
     Inventories                                                                              3,217                      3,085
     Prepaid expenses and other assets                                                        2,756                      1,614
                                                                                    -------------------        -------------------
          TOTAL CURRENT ASSETS                                                               21,893                     10,408

PROPERTY AND EQUIPMENT, net                                                                 248,582                    247,421

INVESTMENTS                                                                                  13,021                     12,679

GOODWILL, net                                                                                39,345                     39,497

OTHER ASSETS                                                                                    983                        529
                                                                                    -------------------        -------------------

TOTAL                                                                               $       323,824            $       310,534
                                                                                    ===================        ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
     Current portion of long-term debt                                              $           514            $           512
     Accounts payable                                                                         3,695                      3,915
     Accrued expenses                                                                         1,566                      2,933
     Deferred revenues, net                                                                  47,544                     19,573
                                                                                    -------------------        -------------------
          TOTAL CURRENT LIABILITIES                                                          53,319                     26,933

LONG-TERM DEBT, less current portion                                                         49,916                     61,442

DEFERRED TAXES                                                                               23,763                     22,413

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY: Common stock, par value $ .01 share:
         Authorized 50,000,000 shares
         Issued and outstanding 14,208,898
            shares in 1999 and 1998                                                             142                        142
     Additional paid-in-capital                                                             159,371                    159,371
     Retained earnings                                                                       44,848                     47,768
                                                                                    -------------------        -------------------
                                                                                            204,361                    207,281
     Treasury stock, at cost, 353,900 shares                                                 (7,535)                    (7,535)
                                                                                    -------------------        -------------------
          TOTAL STOCKHOLDERS' EQUITY                                                        196,826                    199,746
                                                                                    -------------------        -------------------

TOTAL                                                                               $       323,824            $       310,534
                                                                                    ===================        ===================

See accompanying notes to consolidated financial statements.

                    PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                              -------------------------------------------------

                                                                                       1999                        1998
                                                                              ---------------------        --------------------

REVENUES:
     Speedway admissions                                                      $           3,243            $          3,238
     Other speedway revenues                                                              4,754                       2,953
     Merchandise, tires and accessories                                                   4,856                       3,946
                                                                              ---------------------        --------------------
     TOTAL REVENUES                                                                      12,853                      10,137

EXPENSES:
     Operating                                                                            7,749                       6,190
     Cost of sales                                                                        3,145                       2,462
     Depreciation and amortization                                                        3,039                       2,675
     Selling, general and administrative                                                  3,042                       2,252
                                                                              ---------------------        --------------------
     OPERATING EXPENSES                                                                  16,975                      13,579
                                                                              ---------------------        --------------------

OPERATING LOSS                                                                           (4,122)                     (3,442)

EQUITY IN INCOME OF AFFILIATES                                                              356                         512
GAIN ON SALE OF INVESTMENT                                                                                            1,108
INTEREST EXPENSE                                                                         (1,039)                       (859)
                                                                              ---------------------        --------------------

LOSS BEFORE INCOME TAXES                                                                 (4,805)                     (2,681)

INCOME TAX BENEFIT                                                                        1,884                       1,033
                                                                              ---------------------        --------------------

NET LOSS                                                                      $          (2,921)           $         (1,648)

BASIC NET LOSS PER SHARE                                                      $            (.21)           $           (.12)
DILUTED NET LOSS PER SHARE                                                    $            (.21)           $           (.12)

BASIC WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING                                                           13,854,998                  14,208,898
DILUTED WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                                                             13,909,117                  14,216,214



See accompanying notes to consolidated financial statements

                    PENSKE MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                                     THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                           ---------------------------------------
                                                                                                 1999                  1998
                                                                                           -----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                              $      (2,921)         $      (1,648)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
         Depreciation and amortization                                                             3,039                  2,675
         Equity in income of affiliates                                                             (356)                  (512)
         Gain on sale of investment                                                                                      (1,108)
         Changes in assets and liabilities which provided (used) cash:
              Receivables                                                                        (10,154)                (8,746)
              Inventories, prepaid expenses and other assets                                      (1,826)                (1,351)
              Accounts payable and accrued liabilities                                            (1,586)                (7,609)
              Deferred taxes                                                                       1,350                  2,459
              Deferred revenues                                                                   27,971                 20,556
                                                                                           -----------------      ----------------
                  Net cash provided by operating activities                                       15,517                  4,716

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions of property and equipment, net                                                     (3,936)                (8,567)
     Acquisitions of equity interests in affiliates and subsidiaries                                                       (241)
     Proceeds from sale of investment                                                                                     5,270
                                                                                           -----------------      ----------------
                  Net cash used in investing activities                                           (3,936)                (3,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt                                                                           (11,524)                  (409)
                                                                                           -----------------      ----------------
                  Net cash used in financing activities                                          (11,524)                  (409)
                                                                                           -----------------      ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                             57                    769

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   1,311                    249
                                                                                           -----------------      ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $       1,368          $       1,018
                                                                                           =================      ================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for interest                                              $       1,059          $         932
     Cash paid (refunded) during the period for taxes, net                                 $        (751)         $      (1,971)

See accompanying notes to consolidated financial statements

                            PENSKE MOTORSPORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENTS. The consolidated financial statements include the accounts of Penske Motorsports, Inc. (the "Company") and its wholly-owned subsidiaries, Michigan International Speedway, Inc., Pennsylvania International Raceway, Inc., California Speedway Corporation, North Carolina Speedway, Inc., Motorsports International Corp., Competition Tire West, Inc. and Competition Tire South, Inc. The Company also owns 45% of the ownership interests of Homestead-Miami Speedway, LLC, which is recorded using the equity method.
All material intercompany balances and transactions have been eliminated.

The financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999 and December 31, 1998, and the results of operations and cash flows of the Company for the three months ended March 31, 1999 and 1998. The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Because of the seasonal concentration of racing events, the results of operations for the three months ended March 31, 1999 and 1998 are not indicative of the results to be expected for the year.

NOTE 2 - PROPERTY AND EQUIPMENT, NET. Property and equipment consists of the following:

                                               MARCH 31,                DECEMBER 31,
                                                 1999                        1998
                                          --------------------        -------------------
                                                          (In thousands)

      Land and land improvements          $          96,641           $          96,635
      Buildings and improvements                    162,253                     158,644
      Equipment                                      23,845                      23,677
                                          --------------------        -------------------
                                                    282,739                     278,956
      Less accumulated depreciation                  34,157                      31,535
                                          --------------------        -------------------
                                          $         248,582           $         247,421
                                          ====================        ===================

NOTE 3 - SEGMENT INFORMATION. The Company's reportable segments are business units that offer different products and services. The Company classifies its business interests into two fundamental areas: admissions and other track-related activities, which consists principally of race-related revenues and expenses from promoting motorsports events, and merchandise, tires and accessories ("MTA"), consisting principally of the revenues and expenses from the sale of race-related apparel, tires and accessories items.

Revenues relating to the Company's track operations totaled $8.0 million and $6.2 million for the three months ended March 31, 1999 and 1998, respectively, with expenses (operating, depreciation and amortization, and selling, general and administrative) of approximately $12.0 million and $9.7 million, respectively, for the same periods.

Revenues for the first quarter relating to the Company's MTA business totaled $4.9 million and $3.9 million in 1999 and 1998, respectively. The MTA business segment had cost of sales of $3.1 million and $2.5 million, respectively, and operating, depreciation and amortization, and selling, general and administrative expenses of approximately $1.8 million and $1.4 million, respectively, in the first quarter of 1999 and 1998 relating to such operations.

Substantially all of the Company's capital expenditures, property, plant and equipment, equity investments and goodwill, as well as depreciation and amortization expenses, are related to track operations. Substantially all of the Company's inventory is related to its MTA businesses.

NOTE 4 - COMMITMENTS AND CONTINGENCIES. The Company is party to certain claims and contingencies arising in the normal course of business. In the opinion of management, the Company has meritorious defenses on all such claims, or they are of such kind, are adequately covered by insurance, or involve such amounts, as would not have a materially adverse effect on the financial position or results of operations of the Company if disposed of unfavorably.

NOTE 5 - SUBSEQUENT EVENT. On May 10, 1999, the Company entered into a definitive Merger Agreement among the Company, International Speedway Corporation ("ISC") and 88 Corp., a wholly-owned subsidiary of ISC. Pursuant to the Merger Agreement, ISC will acquire the approximately 12.2 million outstanding common shares of the Company which it does not already own for $50 per share, subject to a collar provision. The Company's stockholders will be able to elect to receive this consideration as either (i) $15.00 in cash and $35.00 in Class A Common Stock of ISC or (ii) $50.00 of Class A Common Stock of ISC. The Merger Agreement is subject to customary conditions, including the approval of the transaction by the Company's stockholders and the approval of the ISC stock issuance by the stockholders of ISC.

INDEPENDENT ACCOUNTANTS' REPORT

Stockholders and Board of Directors
Penske Motorsports, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Penske Motorsports, Inc. and subsidiaries (the "Company") as of March 31, 1999 and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flow for the year then ended (not presented herein); and in our report dated February 1, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet at December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ Deloitte & Touche LLP
-------------------------

Detroit, Michigan

May 13, 1999

ITEM 2. -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.

OVERVIEW
Penske Motorsports, Inc. (the "Company") is a leading promoter and marketer of professional motorsports in the United States. The Company owns and operates speedways through its subsidiaries Michigan International Speedway, Inc. ("Michigan Speedway") in Brooklyn, Michigan, Pennsylvania International Raceway, Inc. in Nazareth, Pennsylvania, California Speedway Corporation ("California Speedway") in Fontana, California and North Carolina Speedway, Inc. ("North Carolina Speedway") in Rockingham, North Carolina. The Company also owns 45% of the ownership interests of Homestead-Miami Speedway, LLC ("Homestead-Miami Speedway"), which operates Miami-Dade Homestead Motorsports Complex in Homestead, Florida. In addition, the Company sells motorsports-related merchandise such as apparel, souvenirs and collectibles through its subsidiary Motorsports International Corp. ("MIC") and Goodyear brand racing tires and accessories through its subsidiaries Competition Tire West, Inc. ("CTW") and Competition Tire South, Inc. ("CTS") in the midwest and southeastern regions of the United States.

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

Revenues for the three months ended March 31, 1999 were $12.9 million, an increase of $2.7 million, or 26.8%, compared to 1998. This increase resulted primarily from increased television, hospitality and sponsorship revenues at the February NASCAR Winston Cup Series event at North Carolina Speedway and increased merchandise, tires and accessories revenues. The Company recorded a net loss of $2.9 million, or $.21 per share, for the three months ended March 31, 1999, compared to a net loss of $1.6 million, or $.12 per share, for the three months ended March 31, 1998. Included in the net loss in 1998 was a pre-tax gain of $1.1 million from the sale of the Company's investment in Grand Prix Association of Long Beach, Inc. In addition, the increase in revenues described above was offset by increased expenses of $3.4 million, a decrease in the equity in income of affiliates of $.2 million and higher interest expense of $.2 million.

On May 10, 1999, the Company entered into a definitive Merger Agreement among the Company, International Speedway Corporation ("ISC") and 88 Corp., a wholly-owned subsidiary of ISC. Pursuant to the Merger Agreement, ISC will acquire the approximately 12.2 million outstanding common shares of the Company which it does not already own for $50 per share, subject to a collar provision. The Company's stockholders will be able to elect to receive this consideration as either (i) $15.00 in cash and $35.00 in Class A Common Stock of ISC or (ii) $50.00 of Class A Common Stock of ISC. The Merger Agreement is subject to customary conditions, including the approval of the transaction by the Company's stockholders and the approval of the ISC stock issuance by the stockholders of ISC.

RESULTS OF OPERATIONS
The percentage relationships between revenues and other elements of the Company's Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998 are as follows:

                                                       1999                     1998
                                                    -----------              ----------
REVENUES:
     Speedway admissions                                   25.2%                   31.9%
     Other speedway revenues                               37.0                    29.1
     Merchandise, tires and accessories                    37.8                    39.0
                                                    -----------              ----------
     TOTAL REVENUES                                       100.0                   100.0

EXPENSES:
     Operating                                             60.3                    61.1
     Cost of sales                                         24.5                    24.3
     Depreciation and amortization                         23.6                    26.4
     Selling, general and administrative                   23.7                    22.2
                                                    -----------              ----------
     TOTAL EXPENSES                                       132.1                   134.0
                                                    -----------              ----------

OPERATING LOSS                                            (32.1%)                 (34.0%)
                                                    ===========              ==========


SEASONALITY AND QUARTERLY RESULTS
The Company's weekend events usually include one premier Sunday event, such as a NASCAR Winston Cup Series or CART FedEx Championship Series event, coupled with a Saturday supporting event. The Company believes that combining races creates a more attractive weekend racing experience than an isolated race event.

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

Set forth below is summary information with respect to the Company's operations. The number of event weekends includes those hosted at the Company's wholly-owned speedways. In addition to these events, Homestead-Miami Speedway hosted one event weekend in the first quarter of 1999, five event weekends during 1998 and one event weekend in 1997 after the Company made its initial investment.

($ IN THOUSANDS)          1999                          1998                                         1997
                        ---------     -----------------------------------------    ------------------------------------------
                          FIRST         FIRST     SECOND     THIRD     FOURTH         FIRST     SECOND     THIRD     FOURTH
                          -----         -----     ------     -----     ------         -----     ------     -----     ------

REVENUES                 $12,853       $10,137   $46,087     $35,218  $25,416      $  5,375    $46,296   $43,974    $14,171

NET INCOME (LOSS)         (2,921)       (1,648)   10,892       3,510    3,833        (1,511)    10,929     8,845     (1,818)

NUMBER OF EVENT
WEEKENDS                       1             1         4           4        2             -          5         3          2

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998 Revenues - Revenues for the three months ended March 31, 1999 were $12.9 million, an increase of $2.7 million, or 26.8%, compared to the first quarter of 1998, reflecting an increase in other speedway revenues of $1.8 million and higher revenues from merchandise, tires and accessories sales of $.9 million. Other speedway revenues increased primarily from higher revenues from hospitality, sponsorship and television rights at the February NASCAR Winston Cup event at North Carolina Speedway. The increase in sales of merchandise, tires and accessories revenues reflects increased sales of merchandise and collectibles, primarily from the addition of trackside sales at North Carolina Speedway, and increased sales of tires and accessories, primarily at tracks in the southeastern market.

Operating Expenses - Operating expenses increased from $6.2 million for the three months ended March 31, 1998 to $7.7 million in 1999, primarily reflecting increased sanction fees and other expenses at North Carolina Speedway for the February event weekend, as well as from increased expenses at MIC from the addition of trackside sales at North Carolina Speedway and increases in operating expenses at the other speedways.

Cost of Sales - Cost of sales for the three months ended March 31, 1999 was $3.1 million, or 64.8% of merchandise, tires and accessories revenues, compared to $2.5 million, or 62.4% of those same revenues, for the corresponding period of 1998. The increase in cost of sales of $.6 million reflects the increase in sales of merchandise, tires and accessories.

Depreciation and Amortization - Depreciation and amortization expense increased from $2.7 million for the three months ended March 31, 1998 to $3.0 million in the first quarter of 1999 due to capital expenditures during 1998, consisting primarily of additional seating at California Speedway, Michigan Speedway and North Carolina Speedway.

Selling, General and Administrative - Selling, general and administrative expenses of $3.0 million for the three months ended March 31, 1999 increased $.7 million from $2.3 million in 1998, reflecting increased costs for the February event at North Carolina Speedway and expenses associated with sales of merchandise, tires and accessories.

Operating Loss - The operating loss was $4.1 million for the three months ended March 31, 1999, an increase of $.7 million over the operating loss of $3.4 million for the first quarter of 1998 as a result of the increased expenses discussed above, net of increases in revenues.

Equity in Income of Affiliates - The equity in income of affiliates decreased from $512,000 in the first quarter of 1998 to $356,000 in 1999 due to decreased earnings at Homestead-Miami Speedway.

Gain on Sale of Investment - The gain on sale of investment in 1998 resulted from the sale of the Company's investment in Grand Prix Association of Long Beach, Inc.

Interest - Interest expense increased from $.9 million for the three months ended March 31, 1998 to $1.0 million in 1999 due to increased borrowings on the Company's line of credit.

Net Loss - The net loss of $2.9 million, or $.21 per share, for the three months ended March 31, 1999, compared to a net loss of $1.6 million, or $.12 per share, for the three months ended March 31, 1998. The increase in the net loss resulted from the increased operating loss of $.7 million, the decrease in the equity in income of affiliates, higher interest expense and the impact of the 1998 gain on sale of investment of $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES
Historically, the Company has relied on cash flows from operating activities supplemented, as necessary, by bank borrowings to finance working capital, investments and capital expenditures.

The Company has a $100 million unsecured revolving line of credit that matures in the year 2002. Borrowings under this agreement bear interest at LIBOR-based rates and at the prime borrowing rate. As of March 31, 1999, the Company had available credit under this agreement of $54.2 million. The outstanding debt of $45.8 million resulted from expenditures for the completion of construction at California Speedway and other capital expenditures, the investment in Homestead-Miami Speedway, the acquisition of North Carolina Speedway and to repurchase shares of the Company's stock. The remaining line of credit is available for general working capital needs and other capital expenditures. The Company is in compliance with all covenants in the loan agreement, and management believes the Company would continue to be in compliance with all material financial covenants in the loan agreement if the entire amount of available credit was outstanding.

The Company expects total capital expenditures for 1999 to be approximately $31 million, consisting primarily of additional seating and suites and other facility upgrades at its speedways.

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

In September 1998, the Company announced plans to repurchase, from time to time, up to $10 million of the Company's common stock in open market transactions, depending on market conditions. As of March 31, 1999, the Company had repurchased 353,900 shares at prices ranging from $19.875 to $23.25 per share. In addition, during April, 1999, the Company acquired 23,500 shares at an average cost of $36.18 per share.

For the three months ended March 31, 1999, the Company generated $15.5 million in cash flows from operating activities, an increase of $10.8 million from 1998 primarily reflecting an increase in deferred revenues from advance ticket sales. During the three months ended March 31, 1999, the Company used $3.9 million for investing activities, consisting primarily of capital expenditures at the Company's speedways, and $11.5 million in financing activities, reflecting payments of the Company's line of credit.

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

                           PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS:
---------------------------

         On August 5, 1997, O. Bruton Smith, a shareholder of North Carolina Speedway and the majority shareholder and chairman of Speedway Motorsports, Inc., filed a lawsuit in North Carolina Superior Court, Mecklenburg County, against North Carolina Speedway, PMI, Penske Acquisition, Inc. (a wholly owned subsidiary of PMI), PSH Corp., a shareholder of PMI, and Walter P. Czarnecki, Richard J. Peters, Robert H Kurnick, Jr., Carrie B. DeWitt, Nancy DeWitt Daugherty and Jo DeWitt Wilson, each a director of North Carolina Speedway, seeking to enjoin the consummation of the merger of North Carolina Speedway with and into Penske Acquisition, Inc., a wholly-owned subsidiary of PMI (the "Merger"). Ms. DeWitt Wilson and Messrs. Czarnecki and Peters are directors of PMI and Mr. Kurnick is an executive officer of PMI. PMI and the other defendants in the lawsuit filed a motion to dismiss Mr. Smith's lawsuit, and Mr. Smith filed a motion to obtain a preliminary injunction to prohibit the Merger. On September 15, 1997, Mr. Smith filed a motion to add 12 other shareholders of North Carolina Speedway as additional plaintiffs. In his lawsuit, Mr. Smith alleged that Ms. Carrie DeWitt, as a majority shareholder, owed a duty to the minority shareholders of North Carolina Speedway to sell her shares of common stock of North Carolina Speedway in a transaction that would result in the minority shareholders receiving the "highest price" for their shares and that she breached this duty by selling her shares to PMI. In addition, Mr. Smith alleged that the defendant directors breached their fiduciary duties to North Carolina Speedway and its shareholders by approving the proposed Merger with PMI. Finally, Mr. Smith alleged that PMI's negotiation and purchase of Ms. DeWitt's common stock in North Carolina Speedway and the negotiation and execution of the Merger Agreement constituted an unfair and deceptive trade practice under North Carolina law.

         On November 12, 1997, the defendant's Motion to Dismiss Mr. Smith's lawsuit was granted, and Mr. Smith's Motion for a preliminary injunction to enjoin the Merger was denied. Mr. Smith then petitioned the North Carolina Court of Appeals to stay the Merger pending his appeal. The Appeals Court denied Mr. Smith's stay, and the Merger was completed on December 2, 1997. Mr. Smith then appealed the dismissal and the denial of the preliminary injunction to the North Carolina Court of Appeals. In January 1999, the Appeals Court affirmed the trial court's motion to dismiss and denial of a preliminary injunction. Mr. Smith petitioned the North Carolina Supreme Court for a review of the Appeals Court's decision and his petition for review was denied by the North Carolina Supreme Court in March 1999.

         In March 1999, Doris Shuman filed a lawsuit against the Company and Michigan Speedway in Circuit Court for Lenawee County, State of Michigan and seeks damages for injuries allegedly received in connection with the accident which occurred during the July 26, 1998 U.S. 500 CART Championship Series race. The Company denies the allegations and will vigorously defend itself.

         The Company, including Michigan Speedway, maintains insurance against liability for personal injuries sustained by spectators on the speedway premises, which the Company believes should be sufficient to protect the Company from any material liability resulting from the incident which occurred during the July U.S. 500 race.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           EXHIBIT NUMBER AND DESCRIPTION                                                   PAGE NUMBER
           ------------------------------                                                   -----------

(a)    15.1  Letter RE: unaudited interim financial
             information.

       27    Financial Data Schedules

(b) The Company was not required to file a Form 8-K during the three months ended March 31, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PENSKE MOTORSPORTS, INC.

Date:    May 17, 1999                 By:   /s/ James H. Harris
                                           -----------------------------------
                                      Its: Senior Vice President and Treasurer
                                           (Principal Financial Officer)

                                 Exhibit Index
                                 -------------

Exhibit No.
-----------
   15.1   Letter RE: unaudited interim financial information.

   27     Financial Data Schedules

          The Company was not required to file a Form 8-K during the three months ended March 31, 1999.